Form 10-Q
period 1999-09-30
RGS ENERGY GROUP INC; ROCHESTER GAS & ELECTRIC CORP
filed 1999-11-12
CIK 1073353, 84557

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999
                                    -----------------------------------
                                    OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
                                    -----------------    ---------------

Commission     Registrant, State of Incorporation      I.R.S. Employer
File Number    Address and Telephone Number            Identification No.
-------------  --------------------------------------  ------------------
0-30338        RGS Energy Group, Inc.                  16-1558410
               (Incorporated in New York)
               Rochester, NY  14649
               Telephone (716)771-4444

1-672          Rochester Gas and Electric Corporation  16-0612110
               (Incorporated in New York)
               Rochester, NY  14649
               Telephone (716)546-2700


  Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                         Yes  X        No
                                             ---          ----

  As of the close of business on October 31, 1999, (i) RGS Energy Group, Inc. ("RGS ENERGY") had outstanding 36,254,313 shares of Common Stock ($.01 par value) and, (ii) all of the outstanding shares of Common Stock ($5 par value) of Rochester Gas and Electric Corporation ("RG&E")were held by RGS ENERGY.

  RG&E meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore, filing this form with the reduced disclosure format pursuant to General Instructions (H)(2).

                                 INDEX


                                                                Page No.

PART I - FINANCIAL INFORMATION

RGS Energy Group, Inc.
    Consolidated Balance Sheet - September 30,1999 and
    December 31, 1998........................................    1 - 2

    Consolidated Statement of Income - Three Months and Nine
    Months Ended September 30, 1999 and 1998..................   3 - 4

    Consolidated Statement of Cash Flows - Nine Months
    Ended September 30, 1999 and 1998........................        5

Rochester Gas and Electric Corporation
    Consolidated Balance Sheet - September 30,1999 and
    December 31, 1998........................................    6 - 7

    Consolidated Statement of Income - Three Months and Nine
    Months Ended September 30, 1999 and 1998..................   8 - 9

    Consolidated Statement of Cash Flows - Nine Months
    Ended September 30, 1999 and 1998.........................      10

Notes to Financial Statements.................................  11 -16

Management's Discussion and Analysis of Financial
    Condition and Results of Operations......................    17-34

Quantitative and Qualitative Disclosures About
    Market Risk...............................................      34

PART II - OTHER INFORMATION

Legal Proceedings...........................................     34-35

Exhibits and Reports on Form 8-K............................        35

Signatures..................................................        36

                                  ____________

Filing Format

This Quarterly report on Form 10-Q is a combined quarterly report being filed by two different registrants: RGS ENERGY and RG&E. RGS ENERGY became the holding company for RG&E on August 2, 1999. Except where the content clearly indicates otherwise, any references in this report to "RGS ENERGY" includes all subsidiaries of RGS ENERGY including RG&E. RG&E makes no representation as to the information contained in this report in relation to RGS ENERGY and its subsidiaries other than RG&E.

                           Abbreviations and Glossary


Company or RGS      RGS Energy Group, Inc.,  a holding company formed August
 ENERGY             2, 1999, which is the parent company of Rochester Gas and
                    Electric Corporation, RGS Development Corporation and
                    Energetix, Inc.

CWIP                Construction work-in progress

RGS DEVELOPMENT     RGS Development Corporation, a wholly-owned subsidiary of
                    the Company

EITF                Emerging Issues Task Force

Energetix           Energetix, Inc., a wholly-owned subsidiary of the Company

Energy Choice       A competitive electric retail access program of the Company being phased- in over a period ending July, 2001.

FERC                Federal Energy Regulatory Commission

Ginna Plant         Ginna Nuclear Plant wholly owned by the Company

Griffith Griffith Oil Company, Inc ., an oil, gasoline and propane distribution company acquired by Energetix in 1998

ISO                 Independent System Operator

Kamine              Kamine/Besicorp Allegany L.P.

LDC                 Local Distribution Company

Nine Mile Two       Nine Mile Point Nuclear Plant Unit No. 2  of which the
                    Company owns a 14% share

NOI                 Notice of Inquiry

NOPR                Notice of Proposed Rulemaking

NRC                 Nuclear Regulatory Commission

NYISO               New York Independent System Operator

NYNOC               New York Nuclear Operating Company

NYPP                New York Power Pool

O&M                 Operation and Maintenance

PSC                 New York State Public Service Commission

RG&E Rochester Gas and Electric Corporation, a wholly-owned subsidiary of the Company

SEC                 Securities and Exchange Commission

Settlement          Competitive Opportunities Case Settlement among the Company,
                    PSC and other parties which provides the framework for the development of competition in the electric energy marketplace through June 30, 2002

SFAS                Statement of Financial Accounting Standards

PART 1 - FINANCIAL INFORMATION
------------------------------

ITEM1. FINANCIAL STATEMENTS


                            RGS ENERGY GROUP, INC.
                          CONSOLIDATED BALANCE SHEET
                             (Thousand of Dollars)

                                                                                     September 30,      December 31,
                                                                                         1999              1998
Assets                                                                                (Unaudited)
------------------------------------------------------------------------------------------------------------------------
Utility Plant
Electric                                                                             $    2,488,353     $    2,477,077
Gas                                                                                         448,852            435,318
Common                                                                                      171,415            158,038
Nuclear                                                                                     270,034            256,562
                                                                                     --------------     --------------
                                                                                          3,378,654          3,326,995
Less:  Accumulated depreciation                                                           1,691,135          1,640,645
           Nuclear fuel amortization                                                        234,755            222,830
                                                                                     --------------     --------------
                                                                                          1,452,764          1,463,520
Construction work in progress                                                                90,507             98,554
                                                                                     --------------     --------------
           Net Utility Plant                                                              1,543,271          1,562,074
                                                                                     --------------     --------------

Current Assets
Cash and cash equivalents                                                                     4,552              6,523
Accounts receivable, net of allowance for doubtful accounts:
  1999 - $33,913; 1998 - $26,554                                                             80,837             89,291
Unbilled revenue receivable                                                                  33,217             37,922
Materials, supplies and fuels                                                                44,264             43,024
Prepayments                                                                                  35,457             25,950
Other current assets                                                                            274                253
                                                                                     --------------     --------------
           Total Current Assets                                                             198,601            202,963
                                                                                     --------------     --------------

Intangible Assets
Goodwill, net                                                                                14,082             14,681
Other Intangible Assets                                                                       7,378              6,381
                                                                                     --------------     --------------
           Total Intangible Assets                                                           21,460             21,062
                                                                                     --------------     --------------

Deferred Debits and Other Assets
Nuclear generating plant decommissioning fund                                               202,160            183,502
Nine Mile Two deferred costs                                                                 28,469             29,258
Unamortized debt expense                                                                     16,023             17,241
Other deferred debits                                                                        19,714             18,531
Regulatory assets                                                                           403,065            416,320
Other assets                                                                                  1,143              1,984
                                                                                     --------------     --------------
           Total Deferred Debits and Other Assets                                           670,574            666,836
                                                                                     --------------     --------------
           Total Assets                                                              $    2,433,906     $    2,452,935
                                                                                     --------------     --------------

                            RGS ENERGY GROUP, INC.
                          CONSOLIDATED BALANCE SHEET
                             (Thousand of Dollars)

                                                                                     September 30,      December 31,
                                                                                         1999              1998
Capitalization and Liabilities                                                        (Unaudited)
----------------------------------------------------------------------------------------------------------------------
Capitalization
Long term debt - mortgage bonds                                                      $      480,053     $      510,002
               - promissory notes                                                           240,024            248,224
Preferred stock redeemable at option of Company                                              47,000             47,000
Preferred stock subject to mandatory redemption                                              25,000             25,000
Common shareholder's equity
Common stock
  Authorized 50,000,000 shares; 38,885,813 shares
  issued at September 30, 1999 and at December 31, 1998                                     700,300            699,730
Retained earnings                                                                           145,523            129,484
                                                                                     --------------     --------------
                                                                                            845,823            829,214
  Less: Treasury stock at cost (2,538,600 shares at September 30, 1999
              and 1,507,000 shares at December 31, 1998)                                     74,026             46,433
                                                                                     --------------     --------------
           Total Common Shareholders' Equity                                                771,797            782,781
                                                                                     --------------     --------------
           Total Capitalization                                                           1,563,874          1,613,007
                                                                                     --------------     --------------
Long Term Liabilities
  Nuclear waste disposal                                                                     90,640             87,566
  Uranium enrichment decommissioning                                                         12,484             12,197
  Site remediation                                                                           23,856             24,157
                                                                                     --------------     --------------
                                                                                            126,980            123,920
                                                                                     --------------     --------------

Current Liabilities
Long term debt due within one year                                                           33,936                427
Preferred stock redeemable within one year                                                        -             10,000
Short term debt                                                                              59,840             57,000
Accounts payable                                                                             66,520             52,454
Dividends payable                                                                            17,276             17,937
Equal payment plan                                                                           10,068             11,025
Other                                                                                        35,341             34,526
                                                                                     --------------     --------------
           Total Current Liabilities                                                        222,981            183,369
                                                                                     --------------     --------------

Deferred Credits and Other Liabilities
Accumulated deferred income taxes                                                           315,045            326,972
Pension costs accrued                                                                        62,264             58,677
Kamine deferred costs                                                                        60,486             65,799
Post employment benefits internal reserve                                                    48,809             42,909
Other                                                                                        33,467             38,282
                                                                                     --------------     --------------
           Total Deferred Credits and Other Liabilities                                     520,071            532,639
                                                                                     --------------     --------------
Commitments and Other Matters
                                                                                                  -                  -
                                                                                     --------------     --------------
           Total Capitalization and Liabilities                                      $    2,433,906     $    2,452,935
                                                                                     --------------     --------------

                             RGS Energy Group Inc.
                       Consolidated Statement of Income
                            (Thousands of Dollars)
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                    For the Three Months Ended
                                                                           September 30,
                                                                     1999                     1998
                                                                  -----------              ----------
Operating Revenues
  Electric                                                        $  190,372               $  189,644
  Gas                                                                 32,300                   36,529
  Other                                                               57,181                   27,579
                                                                  ----------               ----------
    Total Operating Revenues                                         279,853                  253,752

Fuel Expenses
  Fuel for electric generation                                        15,629                   16,535
  Purchased electricity                                               16,166                    8,766
  Gas purchased for resale                                            18,160                   22,580
  Other fuel expenses                                                 51,466                   23,644
                                                                  ----------               ----------
    Total Fuel Expenses                                              101,421                   71,525
                                                                  ----------               ----------
Operating Revenues Less Fuel Expenses                                178,432                  182,227

Other Operating Expenses
  Operations and maintenance excluding fuel                           77,957                   71,613
  Unregulated operating and maintenance expenses excluding fuel        6,062                    4,379
  Depreciation and amortizaton                                        28,967                   28,258
  Taxes - state, local & other                                        26,449                   27,803
  Federal income tax                                                   9,618                   15,218
                                                                  ----------               ----------
    Total Other Operating Expenses                                   149,053                  147,271
                                                                  ----------               ----------
Operating Income                                                      29,379                   34,956

Other (Income) & Deductions
  Allowance for other funds used during construction                    (124)                    (101)
  Federal income tax                                                     389                      910
  Other - net                                                         (1,870)                  (2,365)
                                                                  ----------               ----------
    Total Other (Income) & Deductions                                 (1,605)                  (1,556)
                                                                  ----------               ----------
Income Before Interest Charges                                        30,984                   36,512

Interest Charges
  Long term debt                                                      12,607                   10,394
  Other - net                                                          1,686                    1,067
  Allowance for borrowed funds used during construction                 (199)                    (162)
                                                                  ----------               ----------
    Total Interest Charges                                            14,094                   11,299
                                                                  ----------               ----------
Net Income                                                            16,890                   25,213
                                                                  ----------               ----------
Dividends on Preferred Stock                                             925                    1,305
                                                                  ----------               ----------
Earnings Applicable to Common Stock                               $   15,965               $   23,908
                                                                  ----------               ----------

Average Number of Common Shares (000's)
    Common Stock                                                      36,443                   38,490
    Common Stock and Equivalents                                      36,535                   38,623

Earnings per Common Share - Basic                                 $     0.44               $     0.62
Earnings per Common Share - Diluted                               $     0.44               $     0.62
Cash Dividends Paid per Common Share                              $     0.45               $     0.45

                             RGS Energy Group Inc.
                       Consolidated Statement of Income
                            (Thousands of Dollars)
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                 Year To Date
                                                                                 September 30,
                                                                           1999                  1998
                                                                        ------------        -------------
Operating Revenues
  Electric                                                              $    529,955        $     523,341
  Gas                                                                        203,348              196,062
  Other                                                                      148,447               27,580
                                                                        ------------        -------------
    Total Operating Revenues                                                 881,750              746,983

Fuel Expenses
  Fuel for electric generation                                                37,642               40,994
  Purchased electricity                                                       44,489               21,377
  Gas purchased for resale                                                   105,530              113,318
  Other fuel expenses                                                        127,188               23,644
                                                                        ------------        -------------
    Total Fuel Expenses                                                      314,849              199,333
                                                                        ------------        -------------
Operating Revenues Less Fuel Expenses                                        566,901              547,650

Other Operating Expenses
  Operations and maintenance excluding fuel                                  224,641              214,056
  Unregulated operating and maintenance expenses excluding fuel               18,379                6,106
  Depreciation and amortizaton                                                89,830               87,376
  Taxes - state, local & other                                                85,325               88,218
  Federal income tax                                                          41,788               46,002
                                                                        ------------        -------------
    Total Other Operating Expenses                                           459,963              441,758
                                                                        ------------        -------------
Operating Income                                                             106,938              105,892

Other (Income) & Deductions
  Allowance for other funds used during construction                            (507)                (293)
  Federal income tax                                                           2,204                4,459
  Other - net                                                                 (5,710)             (11,531)
                                                                        ------------        -------------
    Total Other (Income) & Deductions                                         (4,013)              (7,365)
                                                                        ------------        -------------
Income Before Interest Charges                                               110,951              113,257

Interest Charges
  Long term debt                                                              37,968               32,107
  Other - net                                                                  4,820                2,497
  Allowance for borrowed funds used during construction                         (811)                (470)
                                                                        ------------        -------------
    Total Interest Charges                                                    41,977               34,134
                                                                        ------------        -------------
Net Income                                                                    68,974               79,123
                                                                        ------------        -------------
Dividends on Preferred Stock                                                   3,158                3,915
                                                                        ------------        -------------
Earnings Applicable to Common Stock                                     $     65,816        $      75,208
                                                                        ------------        -------------

Average Number of Common Shares (000's)
    Common Stock                                                              36,828               38,707
    Common Stock and Equivalents                                              36,863               38,845

Earnings per Common Share - Basic                                       $       1.79        $        1.94
Earnings per Common Share - Diluted                                     $       1.79        $        1.94
Cash Dividends Paid per Common Share                                    $       1.35        $        1.35

                            RGS ENERGY GROUP, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                        Nine Months Ended
(Thousands of Dollars)                                                                                    September 30,
------------------------------------------------------------------------------------------------------------------------------
                                                                                                        1999              1998
                                                                                                  ----------        ----------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income                                                                                        $   68,974        $   79,123
Adjustments to reconcile net income to net cash provided
    from operating activities:
Depreciation & Amortization                                                                          101,681           101,000
Deferred fuel                                                                                         (1,927)           (4,491)
Deferred income taxes                                                                                 (3,554)          (19,899)
Allowance for funds used during construction                                                          (1,318)             (763)
Unbilled revenue                                                                                       4,705            27,745
Stock option plan, net                                                                                   485                51
Nuclear generating plant decommissioning fund                                                        (15,536)          (15,627)
Pension costs accrued                                                                                   (623)             (597)
Post employment benefit internal reserve                                                               5,900             9,727
Provision for doubtful accounts                                                                        7,359            (1,079)
Changes in certain current assets and liabilities:
    Accounts receivable                                                                                1,095            24,904
    Materials, supplies and fuels                                                                     (1,240)           (4,361)
    Taxes accrued                                                                                     (2,933)           (2,404)
    Payroll accrued                                                                                      363             1,729
    Accounts payable                                                                                  14,066            10,525
    Other current assets and liabilities, net                                                         (6,313)            5,251
Other, net                                                                                             2,698           (10,386)
                                                                                                  ----------        ----------
                   Total Operating                                                                   173,882           200,448
                                                                                                  ----------        ----------

CASH FLOW FROM INVESTING ACTIVITIES
Net additions to utility plant                                                                       (78,945)          (80,835)
Acquisition, net of cash                                                                              (3,152)                -
Other, net                                                                                               (34)          (18,772)
                                                                                                  ----------        ----------
                   Total Investing                                                                   (82,131)          (99,607)
                                                                                                  ----------        ----------

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from:
    Sale/Issuance of common stock                                                                          -               586
    Issuance of long term debt                                                                             -            30,386
    Short term borrowings, net                                                                         2,840           (20,000)
Retirement of long term debt                                                                               -           (30,000)
Retirement of preferred stock                                                                        (10,000)          (10,000)
Repayment of promissory note                                                                          (5,096)                -
Dividends paid on preferred stock                                                                     (3,349)           (3,915)
Dividends paid on common stock                                                                       (49,911)          (52,393)
Payment for treasury stock                                                                           (27,594)          (20,442)
Equal Payment Plan                                                                                      (956)           (8,934)
Other, net                                                                                               344              (210)
                                                                                                  ----------        ----------
                   Total Financing                                                                   (93,722)         (114,922)
                                                                                                  ----------        ----------
                   Decrease in cash and cash equivalents                                              (1,971)          (14,081)
                   Cash and cash equivalents at beginning of year                                      6,523            25,405
                                                                                                  ----------        ----------
                   Cash and cash equivalents at end of year                                       $    4,552        $   11,324
                                                                                                  ----------        ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION                                                      Nine Months Ended
(Thousands of Dollars)                                                                                  September 30,
------------------------------------------------------------------------------------------------------------------------------
                                                                                                     1999             1998
                                                                                                  ----------       -----------
Cash Paid During the Period
Interest paid (net of capitalized amount)                                                         $   33,521       $   22,195
                                                                                                  ----------       ----------
Income taxes paid                                                                                 $   43,750       $   56,660
                                                                                                  ----------       ----------

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                                 BALANCE SHEET
                             (Thousand of Dollars)

                                                                                      September 30,          December 31,
                                                                                          1999                   1998
Assets                                                                                 (Unaudited)
--------------------------------------------------------------------------------------------------------------------------
Utility Plant
Electric                                                                              $  2,488,352           $ 2,477,077
Gas                                                                                        448,852               435,318
Common                                                                                     149,422               158,038
Nuclear                                                                                    270,034               256,562
                                                                                      ------------           -----------
                                                                                         3,356,660             3,326,995
Less:  Accumulated depreciation                                                          1,689,048             1,640,645
           Nuclear fuel amortization                                                       234,755               222,830
                                                                                      ------------           -----------
                                                                                         1,432,857             1,463,520
Construction work in progress                                                               90,507                98,554
                                                                                      ------------           -----------
           Net Utility Plant                                                             1,523,364             1,562,074
                                                                                      ------------           -----------

Current Assets
Cash and cash equivalents                                                                    3,906                 6,523
Accounts receivable, net of allowance for doubtful accounts:
  1999 - $33,376; 1998 - $26,554                                                            75,175                89,291
Unbilled revenue receivable                                                                 32,625                37,922
Materials, supplies and fuels                                                               38,568                43,024
Prepayments                                                                                 32,356                25,950
Other current assets                                                                             -                   253
                                                                                      ------------           -----------
           Total Current Assets                                                            182,630               202,963
                                                                                      ------------           -----------

Intangible Assets
Goodwill, net                                                                                    -                14,681
Other Intangible Assets                                                                          -                 6,381
                                                                                      ------------           -----------
           Total Intangible Assets                                                               -                21,062
                                                                                      ------------           -----------
Deferred Debits and Other Assets
Nuclear generating plant decommissioning fund                                              202,160               183,502
Nine Mile Two deferred costs                                                                28,469                29,258
Unamortized debt expense                                                                    16,023                17,241
Other deferred debits                                                                       20,700                18,531
Regulatory assets                                                                          403,065               416,320
Other assets                                                                                     -                 1,984
                                                                                      ------------           -----------
           Total Deferred Debits and Other Assets                                          670,417               666,836
                                                                                      ------------           -----------
           Total Assets                                                               $  2,376,411           $ 2,452,935
                                                                                      ------------           -----------

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                                 BALANCE SHEET
                             (Thousand of Dollars)

                                                                                       September 30,         December 31,
                                                                                           1999                  1998
Capitalization and Liabilities                                                          (Unaudited)
--------------------------------------------------------------------------------------------------------------------------
Capitalization
Long term debt - mortgage bonds                                                        $   480,053           $   510,002
               - promissory notes                                                          220,573               248,224
Preferred stock redeemable at option of Company                                             47,000                47,000
Preferred stock subject to mandatory redemption                                             25,000                25,000
Common shareholder's equity
  Authorized 50,000,000 shares; 38,885,813 shares
  issued at September 30, 1999 and at December 31, 1998                                    700,300               699,730
  Retained earnings                                                                        128,112               129,484
                                                                                       -----------           -----------
                                                                                           828,412               829,214
  Less: Treasury stock at cost (2,538,600 shares at September 30, 1999
              and 1,507,000 shares at December 31, 1998)                                    74,026                46,433
                                                                                       -----------           -----------
           Total Common Shareholders' Equity                                               754,386               782,781
                                                                                       -----------           -----------
           Total Capitalization                                                          1,527,012             1,613,007
                                                                                       -----------           -----------

Long Term Liabilities
  Nuclear waste disposal                                                                    90,640                87,566
  Uranium enrichment decommissioning                                                        12,484                12,197
  Site remediation                                                                          22,356                24,157
                                                                                       -----------           -----------
                                                                                           125,480               123,920
                                                                                       -----------           -----------

Current Liabilities
Long term debt due within one year                                                          30,000                   427
Preferred stock redeemable within one year                                                       -                10,000
Short term debt                                                                             53,345                57,000
Accounts payable                                                                            57,613                52,454
Dividends payable                                                                           17,276                17,937
Equal payment plan                                                                          10,068                11,025
Other                                                                                       39,074                34,526
                                                                                       -----------           -----------
           Total Current Liabilities                                                       207,376               183,369
                                                                                       -----------           -----------

Deferred Credits and Other Liabilities
Accumulated deferred income taxes                                                          311,979               326,972
Pension costs accrued                                                                       62,264                58,677
Kamine deferred costs                                                                       60,486                65,799
Post employment benefits internal reserve                                                   48,809                42,909
Other                                                                                       33,005                38,282
                                                                                       -----------           -----------
           Total Deferred Credits and Other Liabilities                                    516,543               532,639
                                                                                       -----------           -----------
Commitments and Other Matters                                                                    -                     -
                                                                                       -----------           -----------

           Total Capitalization and Liabilities                                        $ 2,376,411           $ 2,452,935
                                                                                       -----------           -----------

                    Rochester Gas and Electric Corporation
                              Statement of Income
                            (Thousands of Dollars)
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                      For the Three Months Ended
                                                                             September 30,
                                                                     1999                     1998
                                                                  ----------              ------------
Operating Revenues
  Electric                                                        $  189,649              $   189,644
  Gas                                                                 32,266                   36,529
  Other                                                               17,433                   27,579
                                                                  ----------              -----------
    Total Operating Revenues                                         239,348                  253,752

Fuel Expenses
  Fuel for electric generation                                        15,629                   16,535
  Purchased electricity                                               15,972                    8,766
  Gas purchased for resale                                            18,048                   22,580
  Other fuel expenses                                                 15,783                   23,644
                                                                  ----------              -----------
    Total Fuel Expenses                                               65,432                   71,525
                                                                  ----------              -----------
Operating Revenues Less Fuel Expenses                                173,916                  182,227

Other Operating Expenses
  Operations and maintenance excluding fuel                           77,956                   71,613
  Unregulated operating and maintenance expenses excluding fuel        1,919                    4,379
  Depreciation and amortizaton                                        28,430                   28,258
  Taxes - state, local & other                                        25,669                   27,803
  Federal income tax                                                   9,694                   15,218
                                                                  ----------              -----------
    Total Other Operating Expenses                                   143,668                  147,271
                                                                  ----------              -----------
Operating Income                                                      30,248                   34,956

Other (Income) & Deductions
  Allowance for other funds used during construction                    (124)                    (101)
  Federal income tax                                                     436                      910
  Other - net                                                         (1,919)                  (2,365)
                                                                  ----------              -----------
    Total Other (Income) & Deductions                                 (1,607)                  (1,556)
                                                                  ----------              -----------
Income Before Interest Charges                                        31,855                   36,512

Interest Charges
  Long term debt                                                      12,607                   10,394
  Other - net                                                          1,363                    1,067
  Allowance for borrowed funds used during construction                 (199)                    (162)
                                                                  ----------              -----------
    Total Interest Charges                                            13,771                   11,299
                                                                  ----------              -----------
Net Income                                                            18,084                   25,213
                                                                  ----------              -----------
Dividends on Preferred Stock                                             925                    1,305
                                                                  ----------              -----------
Earnings Applicable to Common Stock                               $   17,159              $    23,908
                                                                  ----------              -----------

Average Number of Common Shares (000's)
    Common Stock                                                      36,443                   38,490
    Common Stock and Equivalents                                      36,535                   38,623

Earnings per Common Share - Basic                                 $     0.47              $      0.62
Earnings per Common Share - Diluted                               $     0.47              $      0.62
Cash Dividends Paid per Common Share                              $     0.45              $      0.45

                    Rochester Gas and Electric Corporation
                              Statement of Income
                            (Thousands of Dollars)
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                               Year To Date
                                                                               September 30,
                                                                         1999                     1998
                                                                      ----------               -----------
Operating Revenues
  Electric                                                            $  529,232               $   523,341
  Gas                                                                    203,315                   196,062
  Other                                                                  108,698                    27,580
                                                                      ----------               -----------
    Total Operating Revenues                                             841,245                   746,983

Fuel Expenses
  Fuel for electric generation                                            37,642                    40,994
  Purchased electricity                                                   44,295                    21,377
  Gas purchased for resale                                               105,418                   113,318
  Other fuel expenses                                                     91,505                    23,644
                                                                      ----------               -----------
    Total Fuel Expenses                                                  278,860                   199,333
                                                                      ----------               -----------
Operating Revenues Less Fuel Expenses                                    562,385                   547,650

Other Operating Expenses
  Operations and maintenance excluding fuel                              224,641                   214,056
  Unregulated operating and maintenance expenses excluding
   fuel                                                                   14,235                     6,106
  Depreciation and amortizaton                                            89,292                    87,376
  Taxes - state, local & other                                            84,546                    88,218
  Federal income tax                                                      42,273                    46,002
                                                                      ----------               -----------
    Total Other Operating Expenses                                       454,987                   441,758
                                                                      ----------               -----------
Operating Income                                                         107,398                   105,892

Other (Income) & Deductions
  Allowance for other funds used during construction                        (507)                     (293)
  Federal income tax                                                       2,218                     4,459
  Other - net                                                             (5,760)                  (11,531)
                                                                      ----------               -----------
    Total Other (Income) & Deductions                                     (4,049)                   (7,365)
                                                                      ----------               -----------
Income Before Interest Charges                                           111,447                   113,257

Interest Charges
  Long term debt                                                          37,968                    32,107
  Other - net                                                              4,498                     2,497
  Allowance for borrowed funds used during construction                     (811)                     (470)
                                                                      ----------               -----------
    Total Interest Charges                                                41,655                    34,134
                                                                      ----------               -----------
Net Income                                                                69,792                    79,123
                                                                      ----------               -----------
Dividends on Preferred Stock                                               3,157                     3,915
                                                                      ----------               -----------
Earnings Applicable to Common Stock                                   $   66,635               $    75,208
                                                                      ----------               -----------

Average Number of Common Shares (000's)
    Common Stock                                                          36,828                    38,707
    Common Stock and Equivalents                                          36,863                    38,845

Earnings per Common Share - Basic                                     $     1.81               $      1.94
Earnings per Common Share - Diluted                                   $     1.81               $      1.94
Cash Dividends Paid per Common Share                                  $     1.35               $      1.35

                   ROCHESTER GAS AND ELECTRIC CORPORATION
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                        Nine Months Ended
(Thousands of Dollars)                                                                                     September 30,
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                     1999                   1998
                                                                                             ------------          -------------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income                                                                                   $     70,094          $      79,123
Adjustments to reconcile net income to net cash provided
     from operating activities:
Depreciation & Amortization                                                                        99,356                101,000
Deferred fuel                                                                                      (1,927)                (4,491)
Deferred income taxes                                                                              (6,620)               (19,899)
Allowance for funds used during construction                                                       (1,318)                  (763)
Unbilled revenue                                                                                    5,297                 27,745
Stock option plan, net                                                                                485                     51
Nuclear generating plant decommissioning fund                                                     (15,536)               (15,627)
Pension costs accrued                                                                                (623)                  (597)
Post employment benefit internal reserve                                                            5,900                  9,727
Provision for doubtful accounts                                                                     7,077                 (1,079)
Changes in certain current assets and liabilities:
    Accounts receivable                                                                            (1,850)                24,904
    Materials, supplies and fuels                                                                   1,974                 (4,361)
    Taxes accrued                                                                                  (5,030)                (2,404)
    Payroll accrued                                                                                  (182)                 1,729
    Accounts payable                                                                               11,090                 10,525
    Other current assets and liabilities, net                                                      (1,162)                 5,251
Other, net                                                                                          3,102                (10,386)
                                                                                             ------------          -------------
     Total Operating                                                                              170,127                200,448
                                                                                             ------------          -------------

CASH FLOW FROM INVESTING ACTIVITIES
Net additions to utility plant                                                                    (77,619)               (80,835)
Other, net                                                                                          1,547                (18,772)
                                                                                             ------------          -------------
                   Total Investing                                                                (76,072)               (99,607)
                                                                                             ------------          -------------


CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from:
    Sale/Issuance of common stock                                                                       -                    586
    Issuance of long term debt                                                                          -                 30,386
    Short term borrowings, net                                                                      2,040                (20,000)
Retirement of long term debt                                                                            -                (30,000)
Retirement of preferred stock                                                                     (10,000)               (10,000)
Repayment of promissory note                                                                       (1,587)                     -
Dividends paid on preferred stock                                                                  (3,349)                (3,915)
Dividends paid on common stock                                                                    (49,911)               (52,393)
Payment for treasury stock                                                                        (27,594)               (20,442)
Equal payment plan                                                                                   (956)                (8,934)
Corporate restructuring to establish holding company                                               (8,329)                     -
Other, net                                                                                          4,171                   (210)
                                                                                             ------------          -------------
                   Total Financing                                                                (95,515)              (114,922)
                                                                                             ------------          -------------
                   Decrease in cash and cash equivalents                                           (1,460)               (14,081)
                   Cash and cash equivalents at beginning of year                                   5,366                 25,405
                                                                                             ------------          -------------
                   Cash and cash equivalents at end of year                                  $      3,906          $      11,324
                                                                                             ------------          -------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION                                                       Nine Months Ended
(Thousands of Dollars)                                                                                   September 30,
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                 1999                   1998
                                                                                             ------------          -------------
Cash Paid During the Period
Interest paid (net of capitalized amount)                                                    $     33,025          $      22,195
                                                                                             ------------          -------------
Income taxes paid                                                                            $     43,750          $      56,660
                                                                                             ------------          -------------

RGS ENERGY GROUP, INC.
ROCHESTER GAS AND ELECTRIC CORPORATION
NOTES TO FINANCIAL STATEMENTS

Note 1:  GENERAL

    Holding Company Formation. On August 2, 1999, RG&E was reorganized into a holding company structure in accordance with the Agreement and Plan of Exchange between RG&E and RGS ENERGY. RG&E's common stock was exchanged on a share-for-share basis for RGS ENERGY's common stock. RG&E's preferred stock was not exchanged as part of the share exchange and will continue as shares of RG&E.

   Basis of Presentation. This Quarterly Report on Form 10-Q is a combined report of RGS Energy and RG&E, a regulated Electric and Gas subsidiary. The Notes to Financial Statements apply to both RGS ENERGY and RG&E. RGS ENERGY's Consolidated Financial Statements include the accounts of RGS ENERGY and its wholly owned subsidiaries, including RG&E, and two non-utility subsidiaries, RGS Development and Energetix. RGS ENERGY's prior period consolidated financial statements have been prepared from RG&E's prior period consolidated financial statements, except that accounts have been reclassified to reflect RGS ENERGY's
structure.   RGS ENERGY and RG&E, in the opinion of management, have included adjustments (which include normal recurring adjustments) which are necessary for the fair statement of the results of operations for the interim periods presented. The consolidated financial statements for 1999 are subject to adjustment at the end of the year when they will be audited by independent accountants. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Moreover, the results for these interim periods are not necessarily indicative of results to be expected for the year, due to seasonal, operating and other factors. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the RG&E Annual Report on Form 10-K for the year ended December 31, 1998.


Note 2.  OPERATING SEGMENT FINANCIAL INFORMATION

     Under SFAS-131, Disclosures About Segments of an Enterprise and Related Information, information pertaining to operating segments is required to be reported. Upon adoption of SFAS-131, RGS ENERGY identified three operating segments, driven by the types of products and services offered and regulatory environment under which RGS ENERGY primarily operates. The three segments of RGS ENERGY are Regulated Electric, Regulated Gas, and Unregulated. The Regulated Electric and Regulated Gas Segments are segments of RG&E. The Regulated segments' financial records are maintained in accordance with generally accepted accounting principles (GAAP) and PSC accounting policies. The Unregulated segment's financial records are maintained in accordance with GAAP.

                                               For the Three Months Ended September 30, 1999

                                        Regulated Electric      Regulated Gas          Unregulated
                                        -------------------  -------------------  ----------------------
(thousands of dollars)                    1999      1998       1999      1998       1999        1998
----------------------                  --------  ---------  --------  ---------  --------  ------------

Profit/(Loss)                           $ 26,610  $ 34,385*  $(8,056)  $(7,984)*  $(1,664)      $(1,188)
Revenues - External Customers            189,425   189,553    32,057    36,507     70,969        29,189
Revenues - Intersegment Transactions      12,537     1,361        61       136         --            --

                                                For the Nine Months Ended September 30, 1999

                                         Regulated Electric       Regulated Gas             Unregulated
                                        --------------------  ---------------------   ------------------------
(thousands of dollars)                    1999       1998       1999        1998        1999         1998
----------------------                  ---------  ---------  ---------  ----------   ----------  ------------

Profit                                  $ 63,818*  $ 83,629*  $  6,277*  $ (2,362)*  $ (1,121)*      $(2,144)*
Revenues - External Customers            527,782    523,232    200,418    196,039     185,630         29,620
Revenues - Intersegment Transactions      31,790      1,696        290        212          --             --

                                                                                         September  December
                                                                                         ---------  --------
(thousands of dollars)                                                                        1999      1998
----------------------                                                                        ----      ----
Total Assets                                                                                 77,576   59,946

The total amount of the revenues identified by operating segment do not equal the total Company consolidated amounts as shown in the RGS Consolidated Statement of Income. This is due to the elimination of certain intersegment revenues during consolidation. A reconciliation follows:

                                           For the Three Months         For the Nine Months
                                         Ended September 30, 1999     Ended September 30, 1999
                                                1999         1998           1999        1998
                                            --------     --------       --------    --------
Revenues

Regulated Electric                          $189,425     $189,553       $527,782    $523,232
Regulated Gas                                 32,057       36,507        200,418     196,039
Unregulated                                   70,969       29,189        185,630      29,620
                                            --------     --------       --------    --------
  Total                                      292,451      255,249        913,830     748,891
Reported on RGS Consolidated
   Income Statement                          279,853      253,752        881,750     746,983

Difference to reconcile                       12,598        1,497         32,080       1,908

Intersegment Revenue
  Regulated Electric from Unregulated         12,537        1,361         31,790       1,696
  Regulated Gas from Unregulated                  61          136            290         212
                                            --------     --------       --------    --------
      Total Intersegment                      12,598        1,497         32,080       1,908


A reconciliation of the regulated electric and regulated gas revenues to the RG&E Income Statement follows:

                                           For the Three Months         For the Nine Months
                                         Ended September 30, 1999     Ended September 30, 1999
                                                1999         1998           1999        1998
                                            --------     --------       --------    --------
Revenues

Regulated Electric                          $189,425     $189,553       $527,782    $523,232
Regulated Gas                                 32,057       36,507        200,418     196,039
Unregulated                                   21,727       29,189        136,388      29,620
                                            --------     --------       --------    --------
Total                                        243,209      255,249        864,588     748,891
Reported on RG&E
   Income Statement                          239,348      253,752        841,245     746,983

Difference to reconcile                        3,861        1,497         23,343       1,908

Intersegment Revenue
  Regulated Electric from Unregulated          3,840        1,361         23,093       1,696
  Regulated Gas from Unregulated                  21          136            250         212
                                            --------     --------       --------    --------
      Total Intersegment                       3,861        1,497         23,343       1,908

* Some items have been restated for comparative purposes.



Note 3.  COMMITMENTS AND OTHER MATTERS

  The following matters supplement the information contained in Note 10 to the financial statements included in the RG&E's Annual Report on Form 10-K for the year ended December 31, 1998 and should be read in conjunction with the material contained in that Note.

     REGULATORY ASSETS. With PSC approval RG&E has deferred certain costs rather than recognize them on its books when incurred. Such deferred costs are then recognized as expenses when they are included in rates and recovered from customers. Such deferral accounting is permitted by SFAS-71, Accounting for the Effects of Certain Types of Regulation. These deferred costs are shown as Regulatory Assets on the Company's and RG&E's Balance Sheets. Such cost deferral is appropriate under traditional regulated cost-of-service rate setting, where all prudently incurred costs are recovered through rates. In a purely competitive pricing environment, such costs might not have been incurred and could not have been deferred. Accordingly, if RG&E was no longer allowed to defer these costs under SFAS-71, these assets would be adjusted for any impairment to recovery (pursuant to SFAS-121). In certain cases, the entire amount could be written off.

     SFAS-121 requires write-down of long-lived assets whenever events or circumstances occur which indicate that the carrying amount of a long-lived asset may not be fully recoverable.

     Below is a summarization of the Regulatory Assets as of September 30, 1999 and December 31, 1998:

                                                    Millions of Dollars

                                                    9/30/99     12/31/98
                                                  ---------     --------
   Income Taxes                                   $   139.3       $147.6
   Kamine Settlement                                  189.4        192.8
   Uranium Enrichment Decommissioning Deferral         14.1         15.1
   Deferred Ice Storm Charges                           7.0          8.9
   Deferred Environmental SIR costs                    20.1         20.9
   Labor Day 1998 Storm Costs                           8.3          7.2
   Other, net                                          24.9         23.8
                                                  ---------       ------
   Total - Regulatory Assets                      $   403.1       $416.3
                                                  =========       ======

     See the RG&E's 1998 Form 10-K, Item 8, Note 10 of the Notes to Financial Statements, "Regulatory Assets" for a description of the Regulatory Assets shown above.

     In a competitive electric market, strandable assets would arise when investments are made in facilities, or costs are incurred to service customers, and such costs are not fully recoverable in market-based rates. Examples include purchase power contracts or high cost generating assets. Estimates of strandable assets are highly sensitive to the competitive wholesale market price assumed in the estimation. The amount of potentially strandable assets at September 30, 1999 depends on market prices and the competitive market in New York State which is still under development and subject to continuing changes which are not yet determinable, but the amount could be significant. Strandable assets, if any, could be written down for impairment of recovery in the same manner as deferred costs discussed above.

     In a competitive natural gas market, strandable assets would arise where customers migrate away from dependence on RG&E for full service, leaving RG&E with surplus pipeline and storage capacity, as well as natural gas supplies under contract. RG&E has been restructuring its transportation, storage and supply portfolio to reduce its potential exposure to strandable assets. Regulatory developments referred to under "Gas Cost Recovery" below, may affect this exposure; but whether and to what extent there may be an impact on the level and recoverability of strandable assets cannot be determined at this time.

     At September 30, 1999 RG&E believes that its regulatory assets are not impaired and are probable of recovery. The Settlement in the Competitive Opportunities Proceeding does not impair the opportunity of RG&E to recover its investment in these assets. However, the PSC issued an Opinion and Order Instituting Further Inquiry on March 20, 1998 to address issues surrounding nuclear generation. The ultimate determination in this proceeding could have an impact on strandable assets and the recovery of nuclear costs. The initial meeting in this Inquiry was held in January 1999 and such a determination is unlikely before year-end (see PSC Proceeding on Nuclear Generation under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations).

  GAS COST RECOVERY. RG&E entered into several agreements to help manage its pipeline capacity costs and has successfully met targets agreed upon in a PSC approved 1995 settlement. In July, 1998 RG&E entered into an agreement with Dynegy Marketing and Trade to provide assistance with respect to the management of RG&E's gas supply, transportation and storage costs consistent with the goal of providing reliable service and reducing the cost of gas.

  For information in connection with the PSC's Gas Policy Statement to establish a competitive gas supply market and the status of settlement negotiations with the PSC pertaining to the transition to a competitive gas market, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations under the headings "PSC Gas Restructuring Policy Statement" and "Gas Proposal and Interim Settlement".

     SPENT NUCLEAR FUEL LITIGATION.   The federal Nuclear Waste Act obligated
DOE to accept for disposal spent nuclear fuel (SNF) from utilities' powerplants by January 31, 1998 (statutory deadline). Since the mid-1980s RG&E and other nuclear plant owners and operators have paid substantial fees to DOE to fund that obligation (Nuclear Waste Fund). That DOE would not meet its obligation was evident well prior to 1998; DOE admitted as much as the statutory deadline approached.

  In 1994, Northern States Power Company and other owners of nuclear plants filed suit against DOE and the federal government in the U.S. Court of Appeals for the District of Columbia Circuit (Court) seeking a declaration that DOE's course of action was in violation of its statutory obligation and requesting other relief. In 1996, the Court upheld the utilities' position that DOE is obligated to accept and dispose of the utilities' SNF by the statutory deadline. The Court rejected the DOE contention that it could defer the disposal until the availability of a suitable SNF repository, but stopped short of providing the utilities a remedy since DOE had not yet defaulted.

  In late 1996, DOE invited nuclear utilities' views on how its anticipated inability to meet the statutory deadline could "best be accommodated." RG&E and a number of other parties responded to that invitation.

  By a Joint Petition for Review, RG&E and other nuclear utilities petitioned the Court in January 1997 for a declaration that the Petitioners were relieved of the obligation to pay fees into the Nuclear Waste Fund, and were authorized to place those fees into escrow until DOE commenced disposing of SNF. The petition further requested that DOE be ordered to develop a program that would enable it to begin acceptance of SNF by the statutory deadline. In November 1997, the Court held that DOE could not delay acceptance on grounds that it lacked an SNF repository, and that the utilities had a "clear right to relief". Rather than grant funding relief and order the DOE to move SNF, however, the Court referred the utilities to their contractual remedies against DOE. State agencies, municipal governments and DOE sought review of this decision, but the U.S. Supreme Court declined in November 1998 to hear the case. In July 1998 the Company, joined by several other nuclear utilities, initiated a further effort to have the Court provide a suitable remedy under its "original and exclusive" jurisdiction over matters arising under the Nuclear Waste Act. In April 1999, the

Court granted a motion to dismiss the utilities' petition. A petition for rehearing was similarly denied. A petition for certiorari to the U.S. Supreme Court was filed on November 1, 1999.

  DOE's failure to meet its statutory deadline has given rise to numerous other lawsuits. For example, several plant operators brought suit against DOE in the U.S. Court of Federal Claims (COFC). In decisions issued in October and November 1998, COFC judges held that DOE had breached its contractual obligations. They denied most portions of DOE motions to dismiss the operators', claims and granted the operators' summary judgment on DOE contract liability. However, in a recently announced decision, a different COFC judge directed claimants in that case to the DOE Contract Administrator for the requested relief. These decisions are being appealed.

  It is not possible to predict the outcome of this split in the COFC, the future course of the DOE obligation or the resolution of the spent nuclear fuel movement and storage concern that underlies it. Similarly, the ultimate outcome of nuclear waste legislation in Congress, that could address these and related concerns, is uncertain. The court rulings on the DOE's default in meeting its obligation to remove SNF by the statutory deadline, and on its contractual liability therefor, have been promising. The current court rulings appear to have prompted greater DOE effort to complete site investigations at its Yucca Mountain, NV, site for SNF disposal and to focus greater Congressional attention on the inappropriateness of continuing to house SNF around the nation at short-term SNF facilities of nuclear powerplants. These developments have not yet led, however, either to a firm schedule for DOE's movement of SNF from plant facilities to a permanent repository or to the authorization of plant owners and operators to withhold their Nuclear Waste Fund payments to DOE until that schedule is established. RG&E and other nuclear utilities continue to work toward those objectives in judicial, legislative and administrative initiatives.

     EITF ISSUE 97-4 - DEREGULATION OF THE PRICING OF ELECTRICITY. In July 1997, the Financial Accounting Standards Board's EITF reached a consensus on accounting rules for utilities' transition plans for moving to more competitive environments and provided guidance on when utilities with transition plans will need to discontinue the application of SFAS-71.

The major EITF consensus was that the application of SFAS-71 to a segment (e.g. generation) which is subject to a deregulation transition plan should cease when the legislation or enabling rate order contains sufficient detail for the utility to reasonably determine what the transition plan will entail. The EITF also concluded that a decision to continue to carry some or all of the regulatory assets (including stranded cost and liabilities of the separable portion of the business that is discontinuing the application of SFAS-71 should be determined on the basis of where the regulated cash flows to realize and settle them will be derived. If a transition plan provides for a non-bypassable fee for the recovery of stranded costs, there may not be any significant write- off if SFAS-71 is discontinued for a segment.

     RG&E's application of the EITF 97-4 consensus has not affected its financial position or results of operations because any above-market generation costs, regulatory assets and regulatory liabilities associated with the generation portion of its business will be recovered by the regulated portion of RG&E through its distribution rates, given the Settlement provisions. The Settlement provides for recovery of all prudently incurred sunk costs (all investment in electric plant and electric regulatory assets) as of March 1, 1997 by inclusion in rates charged pursuant to RG&E's distribution access tariff.
The Settlement also states that "the Parties intend that the provisions of this Settlement will allow RG&E to continue to recover such costs, during the term of the Settlement, under SFAS-71", and that "such treatment shall be consistent with the principle that RG&E shall have a reasonable opportunity beyond July 1, 2002 to recover all such costs". The fixed portion of the non-nuclear generation to-go costs after July 1, 1999 and the variable portion of the non-nuclear generation to-go costs after July 1, 1998 are subject to market forces and would no longer be able to apply SFAS-71. RG&E's net investment at September 30, 1999 in nuclear generating assets is $644.2 million and in non-nuclear generating assets is $110.2 million. (See Management's Discussion and Analysis of Financial Condition and Results of Operations, "Proposed Sale of Nuclear Plant" for information concerning RG&E's options relative to the proposed sale of Nine Mile Two by two co-owners.)

  ENVIRONMENTAL MATTERS. The New York Attorney General sent a letter to certain New York utilities in October, 1999 requesting historic information regarding certain upgrades, modifications and maintenance activities at coal fired power plants under their control. RG&E received such a letter requesting data covering a period back to 1977 for its Russell and (the now closed) Beebee Stations. The letter suggests that those upgrades, modifications and improvements may have required permission from the state Department of Environmental Conservation (DEC) prior to their occurrence. RG&E and other letter recipients are involved in discussions with the Attorney General's office to clarify the scope and timing of the request and establish the role of the Attorney General and the DEC in the information gathering effort and any subsequent potential action. RG&E cannot assess the potential impact of this issue in these early stages of its development.

     On October 14, 1999, the Governor of New York publicly proposed modifications of the state's oxides of nitrogen (NOx) and sulfur dioxide (SO2) control programs. The Governor's proposal suggests extending the existing NOx control program under which RG&E's Russell Station operates to a year-round program (it is currently in effect only for the five month ozone season). The proposal suggests such a change should take effect in October, 2003. In addition, the Governor is also proposing that there be a targeted reduction of some 50% in SO2 emissions below the existing Acid Rain Phase II limits. The proposal suggests a phase-in period from 2003 through 2007. Since this is only a proposed rule change and subject to review, comment and modification, no estimate of its economic impact on RG&E can be made at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion presented below contains statements which are not historic fact and which can be classified as forward looking. These statements can be identified by the use of certain words which suggest forward looking information, such as "believes," "will," "expects," "projects," "estimates" and "anticipates". They can also be identified by the use of words which relate to future goals or strategies. In addition to the assumptions and other factors referred to specifically in connection with the forward looking statements, some of the factors that could have a significant difference in whether the forward looking statements ultimately prove to be accurate include:

1. any changes in the condition or regulatory treatment of nuclear generation facilities as a result of the proposed sale of the Nine Mile Point nuclear generating facilities by Niagara Mohawk Power Corporation and New York State Electric and Gas Corporation.

2. any state or federal legislative or regulatory initiatives (including the results of negotiations between RG&E and the PSC regarding the Gas Settlement) that affect the cost or recovery of investments necessary to provide utility service in the electric and natural gas industries. Such initiatives could include, for example, changes in the regulation of rate structures or changes in the speed or degree to which competition occurs in the electric and natural gas industries;

3. any changes in the ability of RG&E to recover environmental compliance costs through increased rates;

4. the determination in the nuclear generation proceeding initiated by the PSC, including any changes in the regulatory status of nuclear generating facilities and their related costs, including recovery of costs related to spent fuel and decommissioning;

5. any changes in the rate of industrial, commercial and residential growth in RG&E's and RGS ENERGY's service territories;

6. the development of any new technologies which allow customers to generate their own energy or produce lower cost energy;

7.  any unusual or extreme weather or other natural phenomena;

8.  the ability of RGS ENERGY to manage profitably new unregulated operations;

9. certain unknowable risks involved in operating unregulated businesses in new territories and new industries;

10. the timing and extent of changes in commodity prices and interest rates;

11. any unanticipated developments associated with fixing and testing the modifications necessary to mitigate Year 2000 compliance problems, including the possible indirect impact of customers, suppliers and other business partners who do not sufficiently mitigate their Year 2000 compliance problems; and

12. any other considerations that may be disclosed from time to time in the publicly disseminated documents and filings of RGS ENERGY and RG&E.


Shown below is a listing of the principal items discussed.

     RGS ENERGY GROUP, INC.                              Page 18
      Business and Financial Strategy
      Unregulated Subsidiaries

     ROCHESTER GAS AND ELECTRIC CORPORATION
       Competition                                       Page 19
        PSC Competitive Opportunities Case Settlement
        Energy Choice
        Fossil Units Status
        Proposed Sale of Nuclear Plant
        PSC Proceeding on Nuclear Generation
        FERC Open Access Transmission Orders and
         Company filings

       Rates and Regulatory Matters                      Page 25
        PSC Gas Restructuring Policy Statement
        Gas Proposal and Interim Settlement
        Flexible Pricing Tariff

     LIQUIDITY AND CAPITAL RESOURCES                     Page 27
        Capital and Other Requirements
        Financing
        Redemption of Securities
        Stock Repurchase Plan
        Year 2000 Readiness Information

     EARNINGS SUMMARY                                    Page 30

     RESULTS OF OPERATIONS                               Page 31
        Operating Revenues and Sales
        Operating Expenses
        Other Statement of Income Items

     DIVIDEND POLICY                                     Page 33


RGS ENERGY GROUP, INC.

     On August 2, 1999, RG&E was reorganized into a holding company structure pursuant to an Agreement and Plan of Share Exchange (Exchange Agreement) between RG&E and RGS ENERGY. As part of the reorganization, all of the outstanding shares of RG&E common stock were exchanged on a share-for-share basis for shares of RGS ENERGY and RG&E became a subsidiary of RGS ENERGY. Certificates for shares of RG&E common stock are automatically valid as certificates for RGS ENERGY and do not have to be replaced. The transfer does not affect the value of the stock or RGS ENERGY's dividend policy. RGS ENERGY trades on the New York Stock Exchange under the symbol "RGS". RG&E shareholders approved the Exchange Agreement on April 29, 1999.

     The holding company structure was formed to respond quickly to changes in the evolving competitive energy utility industry. The new structure permits the use of financing techniques that are better suited to the particular requirements, characteristics and risks of non-utility operations without affecting the capital structure or creditworthiness of RG&E. This increases RGS ENERGY's financial flexibility by allowing it to establish different debt-to-equity ratios for each of its individual lines of business.

     RGS ENERGY is not an operating entity. RGS ENERGY's operations are being conducted through its subsidiaries which include RG&E, and two unregulated subsidiaries - RGS DEVELOPMENT and Energetix, as well as Griffith, a subsidiary of Energetix.

     RG&E will continue to offer regulated electric and natural gas utility service in its franchise territory. Energetix provides energy products and services throughout upstate New York. RGS DEVELOPMENT offers energy systems development and management services.

     Business and Financial Strategy. Under the terms of the Settlement, RG&E has functionally separated its generation, distribution, and regulated energy services businesses. Consistent with the Settlement, RG&E has implemented a business and financial strategy which consists of the following: (1) the reorganization of its corporate structure into a holding company effective August 2, 1999 in order to more fully implement the separation of its regulated and unregulated businesses, and (2) the development of an integrated financial strategy that includes new business initiatives and a Common Stock share repurchase program of $145 million. Through September 30, 1999, approximately
2.5 million shares have been repurchased.

     Unregulated Subsidiaries. It is part of RGS ENERGY's financial strategy to seek growth by entering into unregulated businesses. The Settlement allowed RG&E to provide the funding for RGS ENERGY to invest up to $100 million in unregulated businesses. The first step in this direction was the formation and operation of Energetix effective January 1, 1998. Energetix is an unregulated subsidiary that brings energy products and services to the marketplace both within and outside of RG&E's regulated franchise territory. Energetix markets electricity, natural gas, oil, gasoline, and propane fuel energy services in an area extending in approximately a 150-mile radius around Rochester.

     In August 1998, Energetix announced the acquisition of Griffith, the second largest oil and propane distribution company in New York State. Energetix accounted for its acquisition of Griffith as a purchase in the amount of approximately $31.5 million. Purchase accounting adjustments, including goodwill, are reflected in the consolidated financial statements of RGS ENERGY at September 30, 1999 and December 31, 1998.

     Griffith gives Energetix access to 65,000 new customers, 60,000 of which are outside of RG&E's regulated franchise territory. In addition to its current products, Griffith sells electricity, natural gas and other services offered by Energetix to its existing customers. Griffith has approximately 350 employees and operates 18 customer service centers.

     In September 1999, Griffith announced the acquisition of Bobbett Gas Service, a provider of propane gas and service in the Central New York area. The acquisition adds 2,600 customers to the current Griffith customer base.

     Additional information on Energetix operations (including Griffith) is presented under the headings Operating Revenues, Operating Expenses, and is contained in Note 2 of the Notes to Financial Statements.

     During the second quarter of 1998, the Company formed RGS Development to pursue unregulated business opportunities in the energy marketplace. Through September 30, 1999, RGS Development operations have not been material to RGS ENERGY's results of operations or its financial condition.


ROCHESTER GAS AND ELECTRIC CORPORATION

COMPETITION

       PSC COMPETITIVE OPPORTUNITIES CASE SETTLEMENT. During 1996 and 1997, RG&E, the staff of the PSC and several other parties negotiated an agreement which was approved by the PSC in November 1997 (the "Settlement"). The Settlement sets the framework for the introduction and development of open competition in the electric energy marketplace and lasts through June 30, 2002. Over this time, the way electricity is provided to customers will fundamentally change. In phases, RG&E will allow customers to purchase electricity, and later capacity commitments, from sources other than RG&E through its retail access program, Energy Choice. These energy service companies will compete to package and sell energy and related services to customers. The competing energy service companies will purchase distribution services from RG&E who will remain the sole provider of distribution services, and will be responsible for maintaining the distribution system and for responding to emergencies.

     The Settlement sets RG&E's electric rates for each year during its five-year term. Over the five-year term of the Settlement, the cumulative rate reductions for the bundled service will be as follows: Rate Year 1 (July 1, 1997 to June 30, 1998) $3.5 million; Rate Year 2 $12.8 million; Rate Year 3 $27.6 million; Rate Year 4 $39.5 million; and Rate Year 5 $64.6 million.

     In the event that RG&E earns a return on common equity in excess of an effective rate of 11.50 percent over the entire five-year term of the Settlement, 50 percent of such excess will be used to write down deferred costs accumulated during the term. The other 50 percent of the excess will be used to write down accumulated deferrals or investment in electric plant or Regulatory Assets (which are deferred costs whose classification as an asset on the balance sheet is permitted by SFAS-71). If certain extraordinary events occur, including a rate of return on common equity below 8.5 percent or above 14.5 percent, or a pretax interest coverage below 2.5 times, then either RG&E or any other party to the Settlement would have the right to petition the PSC for review of the Settlement and appropriate remedial action.

     The Settlement requires RG&E to functionally separate its three regulated operations: distribution, generation and retailing. Additionally, unregulated energy retailing operations must be structurally separate from the regulated utility functions. Although the Settlement provides incentives for the sale of generating assets, it does not require RG&E to divest generating or other assets or write-off stranded costs. Additionally, RG&E will be given a reasonable opportunity to recover substantially all of its prudently incurred costs, including those pertaining to generation and purchased power.

     RG&E believes that the Settlement has not adversely affected its eligibility to continue to apply certain accounting rules applicable to regulated industries. In particular, RG&E believes it continues to be eligible for the treatment provided by SFAS-71 which allows RG&E to include assets on its balance sheet based on its regulated ability to recoup the cost of those assets. However, this may not be the case with respect to certain operational costs associated with non-nuclear generation (see Note 3 of the Notes to Financial Statements under the heading Other Matters, EITF Issue 97-4, Deregulation of the Pricing of Electricity).

     RG&E's retail access program, Energy Choice, was approved by the PSC as part of the Settlement and went into effect on July 1, 1998. Details of the Energy Choice Program are discussed below.

     One party to the Settlement negotiations has commenced an action for declaratory and injunctive relief as to certain provisions of the Settlement and the PSC's approval of it. RG&E is unable, at this time, to predict the outcome of this action.

     ENERGY CHOICE. On July 1, 1998, RG&E officially began implementation of its full-scale electric retail access Energy Choice program. As of July 1, 1999, RG&E entered its second year of this program. There are four basic components of the sale of energy: the sale of electricity which is the amount of energy actually used by the consumer, the sale of capacity which is the ability through generating facilities or otherwise, to provide electricity when it is needed, the sale of distribution, which is the physical delivery of electricity to the consumer, and retail services such as billing and metering. Historically, RG&E has sold all four components bundled together for a fixed rate approved by the PSC. The implementation of the Energy Choice program included a four year phase-in process to allow RG&E and other parties to manage the transition to electric competition in an orderly fashion. During the first year of the program, participation in Energy Choice was limited to no more than 10 percent of RG&E's total annual retail electric kilowatt-hour sales (670,000 annualized megawatt-hours). Essentially, until this 10 percent limit was achieved, RG&E's electric retail customers could seek out or be approached by alternative energy service companies for electricity to be resold and then delivered over RG&E's distribution system. By February 1, 1999, only six months into the Energy Choice program, this 10 percent limit was achieved by qualified competitive energy service companies in RG&E's service territory. For the second year of our program, beginning July 1, 1999, this limit increased from 10 percent up to approximately 20 percent. By October 31, 1999, approximately 14 percent of total RG&E sales had shifted to competitive energy services companies. On July 1, 2001, all retail customers will be eligible to purchase energy from alternative energy service companies. The phase-in of the Energy Choice Program over the next few years eventually will give retail electric customers the opportunity to purchase energy, capacity and retailing services from competitive energy service companies. They may also continue to purchase fully bundled electric service from RG&E under existing retail tariffs.

     Energy Choice adopted the single-retailer model for the relationship between RG&E as the distribution provider, qualified energy service companies, and retail (end-use) customers. In this model, retail customers have the opportunity for choice in their energy service company and receive only one electric bill from the company that serves them. Except for providing emergency services, satisfying requests for distribution services, and scheduling outages, which remain RG&E's responsibility, the retail customer's primary point of contact for billing questions, technical advice and other energy related needs, is with their chosen energy service company.

     Under the single-retailer model, energy service companies are responsible for buying or otherwise providing the electricity their retail customers will use, paying regulated rates for transmission and distribution, and selling electricity to their retail customers (the price of which would include the cost of the electricity itself and the cost to transport electricity through RG&E's distribution system).

     Throughout the term of the Settlement, RG&E will continue to provide regulated and fully bundled electric service under its retail service tariff to customers who choose to continue with or return to such service, and to customers to whom no competitive alternative is offered.

  During the initial "Energy-Only" stage of the Energy Choice program, energy service companies were able to choose their own sources of energy supply, while RG&E continued to provide to them, through its bundled distribution rates, the generating capacity (installed reserve) needed to serve their retail customers. In addition, during the "Energy-Only" stage, energy service companies had the option of purchasing "full-requirements" (i.e. delivery services plus energy) from RG&E.

     The "Energy and Capacity" stage, the second stage of the phase-in was scheduled to begin this Fall. In this stage, energy service companies may purchase both energy and capacity in the open market. As a result of a delay in establishing a NYISO, RG&E, with the consent of the energy service companies participating in the Retail Access Program, reserved capacity for the 1999-2000 winter capability period and will provide energy and capacity for the energy service companies through that period. Essentially, energy service companies will purchase "full-requirements" (delivery services plus energy and capacity) from RG&E.

     During the initial "Energy Only" stage of the Retail Access Program, RG&E's distribution rate was set by deducting 2.305 cents per kilowatt-hour from its full service ("bundled") rates. The 2.305 cents per kilowatt-hour was comprised of 1.905 cents per kilowatt-hour (an estimate of the wholesale market price of electricity) plus 0.4 cents per kilowatt-hour for its avoided cost of retailing services. During the "Energy and Capacity" stage, RG&E's distribution rates will equal the bundled rate less RG&E's cost of the electric commodity and RG&E's non-nuclear generating capacity. During this stage of the program, RG&E's distribution rates will be set by deducting 3.0712 cents per kilowatt-hour from its full service ("bundled") rates. The 3.0712 cents per kilowatt-hour is comprised of 2.6712 cents per kilowatt-hour (an estimate of the wholesale market price of electric energy and capacity) plus 0.4 cents per kilowatt-hour for its avoided cost of retailing services.

     As of October 31, 1999, seven energy service companies, including Energetix, the Company's unregulated subsidiary, are qualified by RG&E to serve retail customers under the Energy Choice Program. In addition to Energetix, these companies are Columbia Energy Power Marketing Corporation, DukeSolutions, Inc., Northeast Energy Services, Inc.(NORESCO), North American Energy, Select Energy Inc., and TXU Energy Services, Inc. In addition, the County of Monroe has been qualified to act as its own energy service company to service its own facilities. As of October 31, 1999, all energy service companies had opted to purchase "full-requirements" from RG&E to serve their retail customers.

     With the commencement of the "Energy and Capacity" stage on November 1, 1999, implementation of the NYISO, and the end of the winter capability period, RG&E will also be shifting the responsibility for purchasing not only electricity, but also capacity, to these energy service companies. As "full-requirements" customers during the winter capability period of the "Energy and Capacity" stage, energy service companies will be purchasing electricity and
capacity from RG&E at 2.6712 cent per kilowatt-hour.   Similarly, there will be
a slight revenue loss as a result of the increased back-out rate when this shift occurs. However, RG&E expects to manage this revenue impact with offsetting savings in costs no longer incurred for the acquisition and maintenance of capacity and increasing wholesale revenues through the sale of available capacity.

     The PSC is conducting proceedings that are intended to bring more administrative consistency among New York State utilities and potentially offer additional services for energy service companies to provide. These proceedings include uniform business practices, standardized billing and competitive metering. RG&E continues to assess the scope and impact of such changes on its operations.

     FOSSIL UNITS STATUS. On April 30, 1999, RG&E ceased operations at its Beebee Station (80 Megawatt) generating facility. The plant was retired on July 1, 1999. Factors such as the plant's age, lack of a rail/coal delivery system and more stringent clean air regulations made the plant uneconomical in the developing competitive generation business. The retirement of Beebee Station did not have a material effect on the financial position or results of operations of RGS ENERGY or RG&E. As a result of a one time incremental charge of $2.1 million, the plant was fully depreciated at the time of retirement. The Competitive Opportunities Settlement provides that all prudently incurred incremental costs associated with the retirement and decommissioning of the plant are recoverable through RG&E's distribution access rates. The electric capacity and energy previously provided by the plant are expected to be replaced in the energy markets as needed.

     In early June the Allegany Station, a combined-cycle unit fueled by natural gas, began generating electricity. The 62 megawatt capacity unit is expected to generate electricity during the peak demand summer months and when the economics of producing electricity for sale are favorable. The plant is being operated and maintained for RG&E by Bell Harbert Energy LLC. Allegany Station, which was built as a co-generation facility in the early 1990s, was obtained by RG&E as part of a legal settlement in December 1998 with General Electric Capital Corporation, Kamine and other Kamine affiliates.

     Oswego Unit Sale. In a single-Commissioner order issued October 21, 1999, the PSC approved the joint petition of RG&E and Niagara Mohawk to sell their interests in the Oswego Generation Facility (excluding a 345 kilovolt substation and associated land (Retained Parcel)) and, on October 22, 1999, RG&E and Niagara Mohawk sold their respective 12% and 88% interests in the Oswego Generation Facility to Oswego Harbor Power LLC, a wholly-owned affiliate of NRG Energy, Inc. (collectively, the Buyer) for approximately $91 million. Additionally, the Buyer agreed to assume RG&E's obligations under a June 8, 1998 transmission services agreement (Exit Agreement) as it pertains to the Oswego Generation Facility. This assumption represents a net present value of approximately $25 million, which is deducted from RG&E's approximately $11 million share of the sale proceeds. Accordingly, upon closing, RG&E was required to make a net payment of approximately $14 million to Niagara Mohawk. Under the terms of the Competitive Opportunities Settlement, RG&E is permitted to recover any losses on a sale of generation through distribution rates. Pursuant to the October 21 order, which must be confirmed by the full PSC, RG&E is required to file, within 30 days of the closing, a detailed calculation of its net book loss after tax impacts. Including the impact of the $25 million relating to the Exit Agreement, RG&E's net loss, before expenses and taxes, is approximately $66 million. In the required filing, RG&E will identify the extent to which that figure, as otherwise adjusted, may be offset by items that are currently recovered in rates.

     RG&E and Niagara Mohawk have also entered into a Purchase and Sale Agreement Dated October 22, 1999, pursuant to which Niagara Mohawk will acquire RG&E's 12% interest in the Retained Parcel for $1.1 million, subject to obtaining the requisite approvals for the transfer from the PSC and FERC. The closing of the sale is not expected to occur until 2000.

     PROPOSED SALE OF NUCLEAR PLANT.   On June 24, 1999, Niagara Mohawk and New
York State Electric and Gas (NYSEG) announced their intention to sell their interests in the Nine Mile Two nuclear plant to AmerGen Energy Co.(AmerGen), a
joint venture of PECO Energy of Philadelphia and British Energy.   Niagara
Mohawk owns 41 percent and NYSEG owns 18 percent of Nine Mile Two. The financial terms of the transaction include nominal purchase prices to be paid to Niagara Mohawk of $63.6 million and to NYSEG of $27.9 million. The sale is subject to several contingencies including various regulatory approvals.

     RG&E's 14 percent interest in Nine Mile Two is not included in the current proposal. As part owner, RG&E, along with the other owners, generally has three options: the first option is to retain its ownership interest on the same basis that it does now; the second option is to sell its 14 percent interest in Nine Mile Two to AmerGen on substantially the same terms as Niagara Mohawk and NYSEG; and the third option is to buy the Niagara Mohawk and/or NYSEG interests on the same terms as offered by AmerGen. Niagara Mohawk has taken the position that an exercise of the right to buy its interest in Nine Mile Two must necessarily include matching the current offer to buy the Nine Mile Point One Nuclear Plant. While RG&E does not necessarily agree with such position, it is considering this as an additional option. RG&E is considering each of these options including their impact on ratemaking and the future regulatory treatment of nuclear plants by the PSC (see paragraph below). RG&E has contracted with Entergy Nuclear, Inc. to assist in conducting due diligence of the plants and evaluating the options. At September 30, 1999 the book value, including nuclear fuel, of RG&E's 14 percent interest in Nine Mile Two was approximately $390 million.

     On August 30, 1999 the PSC began a proceeding to review the proposed sale by Niagara Mohawk and NYSEG to determine if the sale is in the public interest. RG&E has intervened in that proceeding.

     PSC PROCEEDING ON NUCLEAR GENERATION. On March 20, 1998, the PSC initiated a proceeding to examine a number of issues raised by a Staff position paper on nuclear generation and the comments received in response to it. In reviewing the Staff paper and parties' comments, the PSC:

(1) adopted as a rebuttable presumption the premise that nuclear power should be priced on a market basis to the same degree as power from other sources, with parties challenging that premise having to bear a substantial burden of persuasion;

(2) characterized the proposals in the Staff paper as by and large consistent in concept with the PSC's goal of a competitive, market-based electricity industry;

(3) questioned Staff's position that would leave funding and other decommissioning responsibilities with the sellers of nuclear power interests and;

(4) indicated interest in the potential for a New York Nuclear Operating Company (NYNOC) proposal to benefit customers through efficiency gains and directed pursuit of that matter in this nuclear generating proceeding or separately upon the filing of a formal NYNOC proposal.

     RG&E has worked with other New York nuclear generation operators on the development of a NYNOC but no substantial further work on its implementation is anticipated until completion of this proceeding and the outcome of any proposed sales by current New York nuclear plant owners is determined.

     RG&E's potentially strandable assets in nuclear plant could be impacted by the outcome of this proceeding. The initial collaborative conference for this proceeding was held on January 20, 1999. The parties in this proceeding developed a collaborative, non-binding interim report entitled "Nuclear Generation and the Competitive Electric Market" which was issued in July, 1999. A copy of the interim report is available on the PSC's website (http://www.dps.state.ny.us/). The report and the status of the proceeding, in addition to the proposed sale of the nuclear assets owned by Niagara Mohawk and NYSEG (see section on Proposed Nuclear Plant Sale above), were discussed at the July 14, 1999 PSC Session. At that meeting, the Chairman of the PSC recommended that this nuclear proceeding continue in parallel with the PSC proceeding to consider the proposed sale of the Nine Mile Two nuclear plant discussed above. The Chairman also provided direction that the proceeding on the sale of the nuclear plant has priority and the PSC Staff is to be mindful of resource conflicts as many parties are involved in both proceedings. RG&E will be actively involved in both proceedings. A final determination in either proceeding is unlikely before late in the first quarter of 2000.

     FERC OPEN ACCESS TRANSMISSION ORDERS AND COMPANY FILINGS. On January 31, 1997, the New York electric utilities filed a "Comprehensive Proposal To Restructure the New York Wholesale Electric Market" with the FERC. As proposed, the existing New York Power Pool (NYPP) will be dissolved and an independent system operator (NYISO) will administer a Statewide open access tariff and provide for the short-term reliable operation of the bulk power system in the State. In addition to proposing a FERC-endorsed NYISO, the proposal calls for creation of a New York State Reliability Council.

     On June 30, 1998, the FERC issued an Order that conditionally authorized the establishment of the NYISO by the member systems of the NYPP (Member Systems). The order addresses areas of governance, standards of conduct and reliability. On April 30, 1999, the FERC issued an order which addressed several issues, including its rejection of the Member Systems' settlement on governance issues, and its acceptance of the section 203 filing to transfer jurisdictional transmission facilities to the NYISO. On July 2, 1999, the Member Systems of the NYPP filed a proposed agreement on governance issues and an explanatory statement of the agreement. On September 15, 1999, the FERC issued an Order approving the agreement on governance.

  On January 27, 1999 the FERC issued an Order conditionally accepting the proposed NYISO tariff, and the proposed market rules of the NYISO. The Order also granted the Member Systems' request for market-based rates for energy, ancillary services and installed capacity sold through the NYISO. Certain aspects of the proposed transmission rates were set for hearing. On April 30, 1999, the Member Systems made their compliance filing as requested by the January 27, 1999 Order. On July 29, 1999, the FERC issued an Order on the Compliance Filing, approving the NYISO Open Access Transmission Tariff, the NYISO Services Tariff, and each of the related ISO Agreements submitted by the Member Systems.

  On May 28, 1999, in accordance with the procedural schedule then in effect, the Member Systems filed their Direct Testimony. The Member Systems filed a response to the comments and protests to the April 30th filing on June 30, 1999. Settlement talks have been held between the Member Systems, FERC staff and the other intervenors. A Memorandum of Understanding addressing most of the issues set for hearing is currently under negotiation. The hearing established to address rate issues is scheduled to begin on January 6, 2000. Such hearing is not expected to affect adversely any plans to commence ISO operations.

  Additionally, a settlement judge proceeding was established to resolve an issue involving whether certain transmission arrangements should be grandfathered as "pre-ISO" arrangements. On June 17, 1999, the Member Systems filed with the FERC a Settlement Agreement resolving a grandfathering issue. On July 7, 1999, the FERC Trial Staff filed comments in support of the Settlement Agreement. The matter is currently pending FERC action.

  On November 3, 1999 the NYISO issued notification that it would implement a competitive wholesale market for the sale, purchase and transmission of electricity in New York State on November 18, 1999.

  Significant changes to pricing procedures now in effect within NYPP are expected, but it is unclear what effect these changes may have once other regulatory changes in New York State are implemented. At the present time, RG&E cannot predict what effects regulations ultimately adopted by FERC will have, if any, on future operations or the financial condition of RGS ENERGY or RG&E.

RATES AND REGULATORY MATTERS

     PSC GAS RESTRUCTURING POLICY STATEMENT. On November 3, 1998, the PSC issued a gas restructuring policy statement ("Gas Policy Statement") announcing its conclusion that, among other things, the most effective way to establish a competitive gas supply market is for gas distribution utilities to cease selling gas. The PSC established a transition process in which it plans to address three groups of issues: (1) individual gas utility plans to implement the PSC's vision of the market; (2) key generic issues to be dealt with through collaboration among gas utilities, marketers, pipelines and other stakeholders, and (3) coordination of issues that are common to both the gas and the electric industries. The PSC has encouraged settlement negotiations with each gas
utility pertaining to the transition to a fully competitive gas market.   RG&E,
the PSC Staff and other interested parties have been participating in settlement discussions in response to the specific requirements of the Policy Statement.

  GAS PROPOSAL AND INTERIM SETTLEMENT. In August 1998, prior to issuance of the PSC's Gas Policy Statement (see PSC Gas Restructuring Policy Statement above), RG&E had commenced negotiations with the PSC staff and other parties to develop a comprehensive multi-year settlement of various issues, including rates and the structure of RG&E's gas business. Because the negotiation of a comprehensive settlement was not anticipated to conclude until mid-1999, the parties to the negotiations agreed to an Interim Settlement, effective November 1998 through June 1999, that deals with such issues as rates, transportation and storage capacity costs, assignment of capacity, and retail access. Major elements of the Interim Settlement include: (1) the term is from December 1, 1998 through the earlier of June 30, 1999 or the effective date of a new multi-year agreement; (2) base rates, which cover the cost of the local distribution system, will remain frozen for all customers at their current levels (which were fixed at the July 1994 level pursuant to the 1995 settlement), while the Gas Cost Adjustment will continue to vary from month to month; (3) a level of revenues ($11.9 million on an annual basis) which corresponds to RG&E's anticipated revenues from capacity remarketing transactions currently in place is imputed to RG&E; (4) RG&E is entitled to retain 15% of the savings realized from the reduction of capacity commitments; (5) RG&E will simplify the transportation gas program and cap the migration of customers at 10% of annual retail sales and not assign capacity costs to certain migrating customers (see discussion of March 24, 1999 PSC order below); (6) RG&E will be allowed to recover the upstream costs that may be stranded by migration; and, (7) certain issues relating to past gas costs have been resolved whereby RG&E shall set aside, in a manner to be determined by the PSC for the benefit of customers, $2.2 million of the total amount recovered through the Gas Cost Adjustment.

     RG&E, the PSC Staff and other parties have been engaged in discussions, based on RG&E's August 1998 comprehensive proposal and the PSC's Gas Policy Statement, to achieve a comprehensive, multi-year settlement. RG&E's objective was to have a comprehensive final settlement in place prior to July 1, 1999. However, negotiations for a comprehensive final settlement have not proceeded as quickly as originally planned. At this time, RG&E is continuing to pursue negotiations (which are currently suspended) with the PSC staff and other interested parties.

  On September 14, 1999, RG&E filed a proposal with the PSC to address issues pertaining to the cost of upstream capacity and other matters pertaining to restructuring pursuant to the PSC's Policy Statement. The proposal calls for:
(1) a continued reduction in capacity costs of $11.9 million, comprised of $10.2 million relating to upstream capacity release transactions for the period September 1, 1999 through August 31, 2000 and $1.7 million from the expiration of a Texas Eastern capacity contract; (2) a report to PSC staff, within 60 days of approval of the proposal, of the progress RG&E has made to reduce its upstream capacity costs; (3) a resumption of the multi-year settlement discussions calling for RG&E to make a public filing of the rate and restructuring issues addressed in the PSC's Policy Statement within 120 days of approval of the proposal; and (4) RG&E continuing to work on retail access program improvements. By a single-Commissioner Order issued September 30, 1999, the PSC approved the September 14 proposal. On October 27, 1999 that Order was confirmed by the full PSC. RG&E will proceed with implementation of the proposal. The deadlines referred to in the proposal run from the September 30th date.

  Settlement negotiations pertaining to RG&E's gas rate and restructuring proposal will begin as early as 30 days after the filing pursuant to the Policy Statement.

     Under a March 1996 Order, the PSC permitted RG&E and other gas distribution companies to assign to marketers the pipeline and storage capacity held by RG&E to serve their customers. In its Gas Policy Statement issued in November 1998, the PSC ordered that the mandatory assignment of capacity, permitted by the March 1996 Order, be terminated effective April 1, 1999. According to the Gas Policy Statement, however, the utilities are to be afforded a reasonable
opportunity to recover resulting strandable costs, if any.   RG&E complied with
the PSC's
directive to remove mandatory assignment of capacity through its compliance filing made for the Interim Settlement Agreement. However, on March 24, 1999, the PSC issued an Order Concerning Assignment of Capacity for all gas utilities in the State of New York, stating that all companies must file tariff revisions in accordance with the general conclusions stated in the order. In most instances, RG&E's current tariff is in compliance with the order. The order, however, states that all LDCs shall remove all restrictions and place no limitation on the level of migration, except as may be negotiated. For RG&E's tariff, a modification has been made to remove the ten percent migration cap as of July 1, 1999. Any further discussion of migration caps will likely be part of the comprehensive multi-year settlement negotiations.

     FLEXIBLE PRICING TARIFF. Under its flexible pricing tariff for major industrial and commercial electric customers, RG&E may negotiate competitive electric rates at discount prices to compete with alternative power sources, such as customer-owned generation facilities. For further information with respect to the flexible pricing tariff see RG&E's 1998 Form 10-K, Item 7 under Rates and Regulatory Matters.

LIQUIDITY AND CAPITAL RESOURCES

       During the first nine months of 1999, RGS ENERGY's and RG&E's cash flow from operations (see Consolidated Statement of Cash Flows) provided the funds for construction expenditures and the payment of dividends and short-term debt. Operating cash flow was lower in the first nine months largely due to a change in unbilled revenues receivable and accounts receivable. Because December 1998 was substantially warmer than December 1997, receivables at the end of 1998 were lower than at year-end 1997. This resulted in a net decrease in working capital for the 1999 nine-month period when compared to the 1998 nine-month period.
Cash used for investing activities was lower due to the acquisition of Griffith in August 1998 and there were no acquisitions of comparable size in 1999. Cash used in financing activities was lower due to redemption of long-term debt in 1998 and by the repurchase of common stock. Capital requirements during the first nine months of 1999 were satisfied primarily from internally generated funds. The Company completed a long-term financing in October 1999 (see "Financing" below).

       CAPITAL AND OTHER REQUIREMENTS.   RGS ENERGY's and RG&E's capital
requirements relate primarily to expenditures for energy delivery, including electric transmission and distribution facilities and gas mains and services as well as nuclear fuel, electric production, the repayment of existing debt and
the repurchase of outstanding shares of Common Stock.   Currently, RG&E has no
plans to install additional baseload generation.

      RGS ENERGY's total 1999 capital requirements are currently estimated at $124 million, of which $114 million is for construction and $10 million is for sinking fund obligations. Approximately $79 million had been expended for construction as of September 30, 1999, reflecting primarily RG&E's expenditures for nuclear fuel and upgrading electric transmission and distribution facilities and gas mains. RG&E's portion of the $124 million estimate is $121 million.

      FINANCING. On October 27, 1999 RG&E issued $100 million of 7.60% First Mortgage Bonds, Designated Secured Medium-Term Notes, Series B. The net proceeds from this financing are being used to repay short-term debt and pay for capital expenditures and maturing long term debt.

     RG&E generally utilizes its credit agreements and unsecured lines of credit to meet any interim external financing needs prior to issuing any long-term securities. (See Form 10-K for the fiscal year ended December 31, 1998, Item 8.
Note 9, Short-Term Debt, regarding RGS ENERGY's and RG&E's short-term borrowing arrangements and limitations.)

     REDEMPTION OF SECURITIES. On September 1, 1999, the Company redeemed, pursuant to a mandatory sinking fund, 100,000 shares of 7.65% Preferred Stock, Series U, at $100 per share.

     STOCK REPURCHASE PLAN. In April 1998, the PSC approved a Stock Repurchase Plan for RG&E providing for the repurchase of Common Stock having an aggregate market value not to exceed $145 million. RG&E began the repurchase program in May 1998 and has repurchased 2,538,600 shares of Common Stock for approximately $74.0 million through September 30, 1999. The average cost per share purchased during the first nine months of 1999 was $26.75. RGS ENERGY expects to continue the program for the repurchase of RGS ENERGY shares through the year 2000.

     YEAR 2000 READINESS INFORMATION. As the year 2000 (Y2K) approaches, RG&E, like most companies, faced potentially serious information and operational systems (computer and microprocessor-based devices) problems because many software applications and embedded systems programs created in the past will not properly recognize calendar dates beginning with the year 2000 or that the year 2000 is a "leap-year".

  RG&E identified the need to address Y2K issues early and in June 1996 established the Y2K Project (Y2K Project). Resources from across the enterprise were committed to the Y2K Project. RG&E had assigned approximately 40 full-time equivalent people to work on the Y2K Project as well as retaining certain outside consultants to assist in the inventory, assessment, and certification of
date-aware devices.   RG&E is funding its Y2K Project internally and estimates
it will incur between $10 to $12 million of incremental costs through January 1, 2000, associated with making the necessary modifications identified to date to applications ($9-11 million) and devices ($1 million). This projection included replacement systems that may be required and represents 25% of the Corporate
Information Technology (IT) budget.   RG&E has not deferred any other major IT
project due to this effort.   RG&E has incurred approximately $8.7 million of
its $10-12 million total costs through September 30, 1999. RG&E is also participating in the Y2K activities of several organizations such as the New York Power Pool and the North American Electric Reliability Council. In addition RG&E is a member of the Electric Power Research Institute which has developed an on-line database inventory that reports Y2K assessment and test results for devices and software used by other utilities.

  The Y2K Project is divided into five primary phases, a detailed discussion of which is given in the following paragraphs. It should be noted that all five phases may be occurring at any given time, due to grouping of work. The first phase is the inventory phase which was the identification of internally developed applications, devices, vendor applications and critical external parties including customers, suppliers, business partners, government agencies, and financial institutions. During the next phase, the assessment phase, the Y2K Readiness of the items was determined. Year 2000 Readiness is defined as a computer system, device or application that has been determined to be suitable for continued use into the Year 2000 even though the computer system or application is not fully Y2K compliant. The third phase, fix, is when replacement or remediation of the items is performed. The fourth phase is the test phase, when the items are functionally verified and date tested. The final phase is the contingency phase when contingency plans are developed for all critical applications, devices and systems.

  Phase 1, Inventory.  The Y2K Project has completed the inventory phase.   RG&E
has prioritized external critical parties and is independently verifying the most critical of these by various methods, such as mandatory written verification to RG&E of their status or by testing transfer of electronic data.

     Phase 2, Assessment. The Y2K Project has completed assessment of internally developed applications, critical devices, vendor applications, suppliers and fiduciaries. Results of these assessments have been given to the Business Areas for further action.

     Phase 3, Fix. The fix phase activities of the Y2K project for mission critical (i.e. those required to deliver energy and energy services to customers reliably and safely) internally developed applications is 100% complete and for critical devices is 100% complete. As part of this phase the customer information and billing system is Y2K ready, and starting in April 1998 RG&E has been replacing its PC workstations and software with Y2K-ready equipment and software. As facility maintenance outages occurred, Y2K critical device replacement/modifications were performed. This effort was completed by June 30, 1999. Critical devices are those which are important to the safe and continuous delivery of energy and energy related services to RG&E's customers.

      Phase 4, Testing.  RG&E successfully completed the testing of mission
critical applications, devices, and systems by June 30, 1999.   Testing included
critical systems at RG&E's two major electric power plants, Ginna and Russell Stations. Both plants performed without any difficulties when setting the calendar past 2000. In addition, similar work and testing has been performed on the statewide and on regional power systems so that computer systems important to energy delivery will be ready.

      Phase 5, Contingency Planning.   RG&E has in place a Business Recovery
Plan describing alternative processes and procedures to ensure the integrity of its energy and financial systems. The Business Recovery Plan served as a starting point for Y2K contingency plans. Contingency planning commenced in October 1998 and was completed in June 1999. RG&E's most reasonably likely worst case scenario would be the simultaneous loss of energy system monitoring,
coupled with the failure of a major energy supplier.   RG&E's contingency plan
provides for backup of its energy monitoring system in the event that its
primary system is inoperable.   RG&E is capable of operating its electric system
in the event of a failure of a major electric supplier. A failure from a major gas supplier may impact gas service. RG&E has arranged for appropriate staff coverage to manage potential contingencies, as needed. If necessary, RG&E would activate established emergency procedures, including procuring additional supply and/or reapportioning the available supply to assist residential
customers.   RG&E has received certificates of compliance from all of its critical third parties, including its electric and gas suppliers. Contingency planning efforts have involved participation from all key Company areas. In 1999, two `drills' were held, in conjunction with other New York State utilities, to test readiness status and procedures for the Year 2000 rollover. The first drill, which tested the ability to effectively respond to simulated conditions involving the loss of primary communications, was successfully completed on April 9, 1999. The second drill occurred on September 9, 1999. This drill tested equipment that backs up Y2K-related communication tools. The drill also posed simulated operational problems that could occur any time of the year, involving electric and gas distribution systems and power plants. It also included a simulated lightning storm which caused New Year's power outages at the same time. In all cases, employees responded with timely recovery actions using established contingency and emergency plans.

      All activities in support of mission critical systems were completed by July 1999, as required by the PSC. Likewise, RG&E has met the July 1999 completion criteria set by the NRC for RG&E's Ginna facility. While no absolute guarantees of continuous energy delivery can ever be provided, about 200 key personnel will be working a 10-hour shift at RG&E beginning at 10 p.m. December 31 to monitor the rollover to the year 2000 and deal with any problems that might occur.

      Energetix, RGS ENERGY's wholly owned subsidiary, including its recently acquired Griffith, estimates the cost of making the necessary modifications identified to date to be less than $100,000, 50% of which relate to devices and 50% to applications. The cost represents approximately 50% of the Energetix IT budget, but no major IT projects have been deferred due to Y2K. Most of its systems, personal computers and operating equipment are less than seven years old. Energetix identified items that were the most vulnerable to the Y2K problem and, after assessing, fixing and testing, these items were Y2K-ready as of November 1, 1999. A Scenario Risk Analysis has also been completed. Energetix has a Business Recovery Plan, which will serve as the basis for Y2K contingency
plans as required.   Energetix has surveyed critical third parties independently of RG&E, to assess their degree of Y2K readiness and, where appropriate, has developed contingency plans to ensure the integrity of its operational and financial systems. Energetix has prioritized these critical parties and independently evaluated the most critical of these by various methods, such as mandatory verification of their status or testing transfer of information.


EARNINGS SUMMARY

      The impact of developing competition in the energy marketplace may affect future earnings. The Competitive Opportunities Settlement allows for a phase-in to open electric markets while lowering customer prices and establishing an opportunity for competitive returns on shareholder investments. The nature and magnitude of the potential impact of the Settlement on the business of RG&E will depend on several factors, including the availability of qualified energy suppliers in RG&E's service territory, the degree of customer participation and ultimate selection of an alternative energy supplier, RG&E's ability to be competitive by controlling its operating expenses, and RG&E's ultimate success in the development of its unregulated business opportunities as permitted under the Settlement.

       Although under the current regulatory environment RG&E does not earn a return on the gas commodity it acquires for distribution, future earnings may also be affected, in part, by the ultimate outcome of implementation of the November 1998 Gas Policy Statement (see Rates and Regulatory Matters). That policy statement concludes that the most effective way to establish a robust competitive gas supply in New York State is for LDCs, such as RG&E, to exit the merchant function of acquiring gas, as well as transportation and storage capacity to serve retail customers. LDCs ceased assigning transportation capacity to customers migrating from sales to transportation service by April 1, 1999. The nature and magnitude of the potential impact of these policies will depend on individual negotiations that RG&E is undertaking with the PSC Staff and other interested parties on RG&E specific restructuring, as well as a number of Statewide collaborative efforts that will deal with such issues as provider of last resort, reliability, recovery of stranded costs, and market power as the transition is made to a more competitive gas business.


RGS ENERGY:
-----------

       RGS ENERGY reported earnings for the third quarter of this year that were lower than the third quarter of 1998 but in-line with internal expectations. Assuming normal weather for the fourth quarter of this year, the Company expects 1999 earnings to be somewhat better than last year. RGS ENERGY reported consolidated earnings of $0.44 for the third quarter ended September 30, 1999 compared to $0.62 per share for the same period in 1998. Consolidated earnings for the nine-month period were $1.79 in 1999 compared to $1.94 in 1998. The per share decrease in earnings, for both periods, reflect the lower levels of profit realized in the regulated electric segment (see Note 2 of the Notes to Financial Statements) due to increased purchased power expenses and decreased sales of electricity to other utilities.

       Third quarter 1999 earnings were anticipated to be lower than last year due to assumed normal weather, scheduled rate reductions and increased purchase power costs arising from industry restructuring. Actual third quarter results reflect warmer summer weather offset by costs associated with an unscheduled outage at Nine Mile Two.

       The fourth quarter of 1998 was negatively affected by warmer weather, Ginna refueling costs and other non-recurring costs. In December 1998, RG&E began accruing expenses for the 1999 Ginna plant refueling outage on a monthly basis. This resulted in a non-recurring $9 million charge in the fourth quarter of 1998 covering the prior months that will not recur in the fourth quarter of 1999. Future costs are being accrued on a monthly basis over the 18-month cycle.

       Year to date results were effected by the same issues previously discussed regarding the third quarter. In addition, year-to-date results reflect a scheduled refueling and ten-year in-service inspection outage at the Ginna Nuclear Plant from March 1, 1999 to April 26, 1999. There was no outage at the Ginna Plant in 1998. A one-time accounting adjustment of approximately $7 million was recorded in the second quarter to increase RGS ENERGY's reserve for uncollectible accounts. Also, sales and revenues in 1999 reflect a one-time accounting adjustment during the second quarter of the year in the methodology for calculating unbilled sales and revenues which increased electric revenues by $7.1 million and gas revenues by $6.1 million. Earnings per share were positively affected by the Company's share buy-back program and higher gas revenue in the first quarter of 1999 due to 19% colder weather as compared to 1998.

      RGS ENERGY continues to grow its unregulated business through its subsidiary, Energetix, which provides electric, natural gas, and petroleum-based energy products and services throughout the upstate New York region. Energetix total operating revenues were $186 million for the first nine months of 1999, of which sales from Griffith's heating oil, gasoline and propane gas contributed approximately $148 million. Energetix and Griffith, on a consolidated basis, had a pre-tax loss of $1.9 million for the third quarter and a pre-tax loss of $0.8 million for the nine-month period ended September 30, 1999. These results continue to reflect the cyclical effect of the Griffith heating oil business, and the development expenses related to building a successful unregulated electric and natural gas business in an open and competitive market.


RG&E:
-----

      Earnings for RG&E in both periods reflect the same issues discussed above for RGS ENERGY except that discussions relating to Energetix and Griffith and RGS ENERGY's share buy-back program are not applicable.

RESULTS OF OPERATIONS

      The following financial review identifies the causes of significant changes in the amounts of revenues and expenses for RGS ENERGY (regulated and unregulated business) and RG&E (regulated business), comparing the three-month and nine-month periods ended September 30, 1999 to the respective three-month and nine-month periods ended September 30, 1998. The operating results of the regulated business reflect RG&E's electric and gas sales and services and the operating results of the unregulated business reflect Energetix operations. Currently, the majority of RGS ENERGY's operating results reflect the operating results of RG&E and the factors that affect operating results for RG&E are the significant factors that affect comparable operating results for RGS ENERGY.

THREE MONTHS ENDED SEPT. 30, 1999 COMPARED TO THREE MONTHS ENDED SEPT. 30, 1998
-------------------------------------------------------------------------------

      OPERATING REVENUES AND SALES. In the third quarter total regulated revenues decreased 2.0% reflecting mainly lower gas cost adjustment revenues. Electric operating revenues were relatively unchanged from a year earlier. Together, retail electric sales and sales to energy marketers were up 4.2% in the current quarter reflecting 25% warmer summer weather than a year ago. The benefit of these higher sales, however, was offset by a drop in sales to other utilities driven by an unscheduled outage at Nine Mile Two from June 24 to July 24 and the effect of an electric rate decrease effective July 1. Unregulated sales reflect Griffith's acquisition on August 2, 1998 and the migration of electric and gas customers from the regulated to the unregulated business. Beginning on July 1, up to an additional 10% of regulated electric retail load became eligible to choose competitive suppliers, including Energetix.

      Energetix began formal operations in the first quarter of 1998 and acquired Griffith, as a subsidiary, in August 1998. Griffith's liquid fuels energy business extends beyond RG&E's regulated distribution service territory and provides a platform upon which to develop the unregulated electric and natural gas business. Energetix total operating revenues were $71 million for the third quarter of 1999, of which approximately $57 million was from the sale of heating oil, propane and gasoline by Griffith.

     OPERATING EXPENSES. Higher regulated fuel expenses reflect increased purchased electricity costs due to an increase in the cost per unit purchased, in addition to the effect from lower generation from the Company's hydro plants and Russell Station, and the closing of Beebee Station on April 30, 1999. Non-fuel O&M expenses for the regulated business increased $6.3 million, driven by Ginna refueling expenses, higher payroll and benefit costs and site remediation costs.

     Unregulated non-fuel O&M reflects primarily payroll expenses, fleet expenses for Griffith, and general and administrative expenses.

     Local, State and other taxes for RGS ENERGY and RG&E declined reflecting a New York State Use tax audit refund, lower tax rates for State and local revenue taxes and lower property taxes due to decreased assessments partially offset by higher unbilled revenue taxes resulting from an increase in unbilled revenues. The difference in Federal income tax is attributable to pre-tax earnings.

      OTHER STATEMENT OF INCOME ITEMS. The change in RGS ENERGY's and RG&E's Other Income and Deductions, Other-net reflect mainly the recognition of income in 1998 due to the elimination of certain pension deferred credits and Nine Mile Two operating and maintenance expenses in accordance with the Competitive Opportunities settlement, partially offset by non-cash carrying charges related to deferral of Kamine (Allegany Station) facility costs in 1999 for the regulated business. These carrying charges, which are primarily associated with the deferred recovery of costs associated with the Kamine settlement (see following paragraph), were allowed under the Competitive Opportunities and Kamine settlements.

      The increase in RGS Energy's interest charges reflect mainly an increase of approximately $140 million in long-term debt outstanding, resulting mainly from the Kamine settlement and the acquisition of Griffith by Energetix. The increase in RG&E's interest charges reflect mainly an increase in long-term debt as a result of the Kamine Settlement.

NINE MONTHS ENDED SEPT. 30, 1999 COMPARED TO NINE MONTHS ENDED SEPT. 30, 1998
-----------------------------------------------------------------------------

      OPERATING REVENUES AND SALES. Increased electric revenues for RGS ENERGY and RG&E reflect the warmer summer weather for the current quarter as discussed above partially offset by a base rate reduction and lower regulated electric sales due largely to RG&E's reduced capacity to sell power to other electric utilities because of a refueling and in-service inspection outage at the Ginna Plant as discussed above under "RGS Energy" and the unscheduled outage at Nine Mile Two as previously discussed under "Earnings Summary". Regulated sales and revenues for this period compared to last year also reflect a one-time accounting adjustment to reflect a change in the estimating process for unbilled sales and revenues. This adjustment increased regulated electric revenues by $7.1 million and increased regulated gas revenues by $6.1 million.

      Regulated gas margins (revenues less cost of purchased gas) were up over $14 million reflecting 17% cooler weather and the change in unbilled sales methodology discussed above.

      Eighty percent of Energetix total operating revenues in 1999 were from the sale of heating oil, propane and gasoline by Griffith (see discussion under "Earnings Summary").


     OPERATING EXPENSES. The increase in operating expenses for RGS ENERGY and RG&E includes a June 1999 increase in the uncollectible reserves of approximately $7 million. In addition, $1.2 million was accrued during the current quarter for the next Ginna Station refueling outage (late Year 2000). Payroll expense for RGS ENERGY and RG&E was up due to a wage increase and severance packages associated, in part, with the closing of Beebee Station. Site remediation expenses and services in connection with an enhanced customer record keeping system also increased O&M expense. Depreciation expense for both companies in 1999 includes an incremental one-time charge in the second quarter of approximately $2.1 million associated with the closing of Beebee Station in April 1999.

     Local, State and other taxes for RGS ENERGY and RG&E declined for the reasons discussed earlier for the quarterly comparison. The difference in federal income tax expense reflects pre-tax earnings and the settlement of audits in the first quarter of 1998.

     OTHER STATEMENT OF INCOME ITEMS. The same factors described in the quarterly comparison for changes in RGS ENERGY's and RG&E's Other Income and Deductions, Other-net also affected the nine month results.

      RGS ENERGY's and RG&E's interest charges increased for the same reasons described in the quarterly comparison except, regarding RGS ENERGY, the interest from unregulated operations increased approximately $1.3 million.


DIVIDEND POLICY

     On September 15, 1999, the Board of Directors of both RG&E and RGS ENERGY authorized a common stock dividend of $.45 per share, which was paid on October 25, 1999 to shareholders of record on October 4, 1999. The ability of RGS ENERGY to pay common stock dividends is governed by the ability of RGS ENERGY's subsidiaries to pay dividends to RGS ENERGY. Because RG&E is by far the largest of the subsidiaries, it is expected that for the foreseeable future the funds required by RGS ENERGY to enable it to pay dividends will be derived predominantly from the dividends paid to RGS ENERGY by RG&E. In the future, dividends from subsidiaries other than RG&E may also be a source of funds for dividend payments by RGS ENERGY. RG&E's ability to make dividend payments to RGS ENERGY will depend upon the availability of retained earnings and the needs of its utility business. The level of future cash dividend payments on Common Stock will be dependent upon RGS ENERGY's future earnings, its financial requirements, and other factors.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK.

RGS ENERGY is exposed to interest rate and commodity price risks.

     The interest rate risk relates to new debt financing needed to fund capital requirements, including maturing debt securities, and to variable rate debt.
The Company manages its interest rate risk through the issuance of fixed -rate debt with varying maturities and through economic refundings of debt through optional redemptions. A portion of the RGS ENERGY's long-term debt consists of long-term Promissory Notes, the interest component of which resets on a periodic basis reflecting current market conditions. RGS ENERGY was not participating in any derivative financial instruments for managing interest rate risks as of September 30, 1999 or December 31, 1998.

     The commodity price risk relates to natural gas in storage and other petroleum-related products used for resale to customers. RGS ENERGY primarily enters into forward contracts for natural gas through its gas broker. In addition, Griffith enters into various exchange-traded futures and option contracts and over-the-counter contracts with third parties. The commodity instruments are designated at the inception as a hedge where there is a direct relationship to the price risk associated with RGS ENERGY's inventory or future purchases and sales of commodities used in the RGS ENERGY's operations. At September 30, 1999 and December 31, 1998 neither the fair value of the contracts outstanding nor potential, near-term contract losses from reasonably possible near-term changes in market prices were material to the financial position, results of operations or liquidity of RGS ENERGY.

     For information about RGS ENERGY's primary market risks associated with activities in derivative financial instruments, other financial instruments and derivative commodity instruments, see Item 8, of RG&E's 1998 Form 10-K under "Financial/Commodity Instruments" in Note 1 of the Notes to Financial Statements.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   Reference is made to "Company-Owned Waste Site Activities" and "Manufactured Gas Sites" in Part I, Item 3, Legal Proceedings in the RG&E 1998 Form 10-K.

      RG&E and its predecessors formerly owned and operated five manufactured gas facilities. At one site, located in the Rochester area known as East Station, RG&E previously reported that a supplemental remedial investigation and feasibility study was expected to be completed in third quarter 1999. Due to unexpected delays and an expansion of project scope, the work is continuing and is expected to be completed early in 2000.

      It was previously reported that the Company is conducting proactive site investigation and remediation activities at seven Company-owned sites where past waste handling and disposal may have occurred. At one of those sites (Pavilion) the Company has decided to pursue a phase 2 investigation even though a preliminary phase 1 investigation failed to reveal the presence of hazardous substances. This decision is due solely to the nature of past activities as opposed to any present knowledge of evidence of residuals. Remediation activities at the remaining six sites are in various stages of planning.

      For further information on Legal Proceedings reference is made to Note 3 of the Notes to Financial Statements.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:  See Exhibit Index below.

   (b)  Reports on Form 8-K:

         RGS Energy Group, Inc.

         A report was filed on Form 8-K dated August 2, 1999 under Item 5 -Other Events, describing the reorganization of RG&E into a holding company structure effective August 2, 1999, pursuant to an Agreement and Plan of Share Exchange.

         Rochester Gas and Electric Corporation

         No reports of Form 8-K were filed during the quarter.


                                 EXHIBIT INDEX

Exhibit 10* RGS ENERGY GROUP, INC. Executive Incentive Plan Restatement as of January 1, 1999.

Exhibit 27-A Financial Data Schedule pursuant to Item 601 (c) of Regulation S-K for RGS Energy Group, Inc.

Exhibit 27-B Financial Data Schedule pursuant to Item 601 (c) of Regulation S-K for Rochester Gas and Electric Corporation.


* Denotes executive compensation plan and arrangement

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       RGS ENERGY GROUP, INC.
                                --------------------------------------
                                           (Registrant)


Date: November 12, 1999        By         /s/    J.B. STOKES
                                 --------------------------------------
                                             J. Burt Stokes
                                        Senior Vice President and
                                         Chief Financial Officer


Date: November 12, 1999        By        /s/  WILLIAM J. REDDY
                                 ---------------------------------------
                                              William J. Reddy
                                        Vice President and Controller



                                  ROCHESTER GAS AND ELECTRIC CORPORATION
                                  --------------------------------------
                                                (Registrant)

Date: November 12, 1999        By         /s/    J.B. STOKES
                                 ---------------------------------------
                                             J. Burt Stokes
                                 Senior Vice President, Corporate Services
                                        and Chief Financial Officer


Date: November 12, 1999        By        /s/  WILLIAM J. REDDY
                                  ---------------------------------------
                                              William J. Reddy
                                       Vice President and Controller