Form 10-Q
period 2000-06-30
RGS ENERGY GROUP INC; ROCHESTER GAS & ELECTRIC CORP
filed 2000-08-11
CIK 1073353, 84557

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000
                                        -------------
                                      OR
         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

         For the transition period from           to
                                        ---------    ---------

Commission                 Registrant, State of Incorporation          I.R.S. Employer
File Number                Address and Telephone Number                Identification No.
-----------                ----------------------------                ------------------
0-30338                    RGS Energy Group, Inc.                      16-1558410
                           (Incorporated in New York)
                           Rochester, NY  14649
                           Telephone (716)771-4444

1-672                      Rochester Gas and Electric Corporation      16-0612110
                           (Incorporated in New York)
                           Rochester, NY  14649
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

                           Yes X   No _
                               -
   As of the close of business on July 31, 2000, (i) RGS Energy Group, Inc.
(RGS) had outstanding 35,060,113 shares of Common Stock ($.01 par value) and,
(ii) all of the outstanding shares of Common Stock ($5 par value) of Rochester Gas and Electric Corporation (RG&E) were held by RGS.

   RG&E meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore, filing this form with the reduced disclosure format pursuant to General Instructions (H)(2).

                                     INDEX

                                                                                                          Page No.
PART I - FINANCIAL INFORMATION

  RGS Energy Group, Inc.
      Consolidated Balance Sheet - June 30, 2000 and
    December 31, 1999..................................................................................     1 - 2

      Consolidated Statement of Income - Three Months and Six Months Ended
      June 30, 2000 and 1999...........................................................................     3 - 4

      Consolidated Statement of Cash Flows - Six Months Ended
      June 30, 2000 and 1999...........................................................................         5

  Rochester Gas and Electric Corporation
     Balance Sheet - June 30, 2000 and December 31, 1999...............................................     6 - 7

     Statement of Income - Three Months and Six Months Ended
      June 30, 2000 and 1999...........................................................................     8 - 9

     Statement of Cash Flows - Six Months Ended
      June 30, 2000 and 1999...........................................................................        10

    Notes to Financial Statements......................................................................     11-16

    Management's Discussion and Analysis of Financial
    Condition and Results of Operations................................................................     17-28

    Quantitative and Qualitative Disclosures About
       Market Risk.....................................................................................     28-29

PART II - OTHER INFORMATION

    Legal Proceedings..................................................................................        29

    Exhibits and Reports on Form 8-K...................................................................     29-30

    Signatures.........................................................................................        31

                                  ____________
Filing Format

This Quarterly report on Form 10-Q is a combined quarterly report being filed by two different registrants: RGS and RG&E. RGS became the holding company for RG&E on August 2, 1999. Except where the content clearly indicates otherwise, any references in this report to "RGS" includes all subsidiaries of RGS including RG&E. RG&E makes no representation as to the information contained in this report in relation to RGS and its subsidiaries other than RG&E.

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

CWIP                Construction work-in progress

RGS Development     RGS Development Corporation, a wholly-owned subsidiary of
                    the Company

EITF                Emerging Issues Task Force

Energetix           Energetix, Inc., a wholly-owned subsidiary of the Company

Energy Choice A competitive electric retail access program of RG&E being phased- in over a period ending July, 2001.

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

SFAS                Statement  of Financial Accounting Standards

PART 1 - FINANCIAL INFORMATION

ITEM1. FINANCIAL STATEMENTS


                            RGS ENERGY GROUP, INC.
                          CONSOLIDATED BALANCE SHEET
                             (Thousand of Dollars)


                                                                    June 30,               December 31,
                                                                      2000                    1999
Assets                                                             (Unaudited)
-------------------------------------------------------------------------------------------------------
Utility Plant
Electric                                                            $  2,440,383         $ 2,399,532
Gas                                                                      461,240             453,634
Common                                                                   134,580             130,118
Nuclear                                                                  281,409             270,447
                                                                    ------------         -----------
                                                                       3,317,612           3,253,731
Less:  Accumulated depreciation                                        1,708,402           1,636,955
       Nuclear fuel amortization                                         247,534             239,243
                                                                    ------------         -----------
                                                                       1,361,676           1,377,533
Construction work in progress                                            108,074              95,862
                                                                    ------------         -----------
           Net Utility Plant                                           1,469,750           1,473,395
                                                                    ------------         -----------

Current Assets
Cash and cash equivalents                                                 19,961               8,288
Accounts receivable, net of allowance for doubtful accounts:
  2000 - $34,129; 1999 - $34,026                                          94,389              90,239
Unbilled revenue receivable                                               38,938              58,005
Materials, supplies and fuels                                             37,888              38,206
Prepayments                                                               25,852              24,576
Other current assets                                                       1,958                 523
                                                                    ------------         -----------
           Total Current Assets                                          218,986             219,837
                                                                    ------------         -----------

Intangible Assets
Goodwill, net                                                             12,905              13,894
Other Intangible Assets                                                   10,827               7,338
                                                                    ------------         -----------
           Total Intangible Assets                                        23,732              21,232
                                                                    ------------         -----------

Deferred Debits and Other Assets

Nuclear generating plant decommissioning fund                            238,389             220,815
Nine Mile Two deferred costs                                              27,681              28,206
Unamortized debt expense                                                  17,353              17,984
Other deferred debits                                                     12,355              13,137
Regulatory assets                                                        437,759             466,231
Other assets                                                                 653               2,037
                                                                    ------------         -----------
           Total Deferred Debits and Other Assets                        734,190             748,410
                                                                    ------------         -----------
           Total Assets                                             $  2,446,658         $ 2,462,874
                                                                    ------------         -----------

                            RGS ENERGY GROUP, INC.
                          CONSOLIDATED BALANCE SHEET
                             (Thousand of Dollars)


                                                                                      June 30,        December 31,
                                                                                        2000               1999
Capitalization and Liabilities                                                       (Unaudited)
--------------------------------------------------------------------------------------------------------------------
Capitalization
Long term debt - mortgage bonds                                                       $    580,104       $   580,070
               - promissory notes                                                          235,531           235,395
Affiliate preferred stock redeemable at option of Company                                   47,000            47,000
Affiliate preferred stock subject to mandatory redemption                                   25,000            25,000
Common shareholders' equity
Common stock
  Authorized 100,000,000 shares; 38,885,813 shares
    issued at June 30, 2000 and at December 31, 1999                                       700,803           700,268
Retained earnings                                                                          177,170           153,186
                                                                                      ------------       -----------
                                                                                           877,973           853,454
  Less: Treasury stock at cost (3,747,400 shares at June 30, 2000
              and 2,942,600 shares at December 31, 1999)                                   100,905            83,252
                                                                                      ------------       -----------
           Total Common Shareholders' Equity                                               777,068           770,202
                                                                                      ------------       -----------
           Total Capitalization                                                          1,664,703         1,657,667
                                                                                      ------------       -----------

Long Term Liabilities
  Nuclear waste disposal                                                                    94,376            91,743
  Uranium enrichment decommissioning                                                        11,158            10,911
  Site remediation                                                                          23,152            23,698
                                                                                      ------------       -----------
                                                                                           128,686           126,352
                                                                                      ------------       -----------

Current Liabilities
Long term debt due within one year                                                           7,972            37,643
Short term debt                                                                             11,750            10,500
Accounts payable                                                                            62,522            54,221
Dividends payable                                                                           16,731            17,078
Equal payment plan                                                                               -            10,529
Other                                                                                       74,642            39,385
                                                                                      ------------       -----------
           Total Current Liabilities                                                       173,617           169,356
                                                                                      ------------       -----------

Deferred Credits and Other Liabilities
Accumulated deferred income taxes                                                          282,097           318,694
Pension costs accrued                                                                       40,382            48,628
Kamine deferred costs                                                                       55,294            58,738
Post employment benefits                                                                    52,124            48,653
Other                                                                                       49,755            34,786
                                                                                      ------------       -----------
           Total Deferred Credits and Other Liabilities                                    479,652           509,499
                                                                                      ------------       -----------

Commitments and Other Matters                                                                    -                 -
                                                                                      ------------       -----------
           Total Capitalization and Liabilities                                       $  2,446,658       $ 2,462,874
                                                                                      ------------       -----------

The accompanying notes are an integral part of the financial statements.

                             RGS Energy Group Inc.
                       Consolidated Statement of Income

                            (Thousands of dollars)
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                        For the Three Months Ended
                                                                                  June 30,
                                                                            2000          1999
                                                                        ------------  ------------
Operating Revenues
  Electric                                                                 $174,021      $174,911
  Gas                                                                        57,253        53,675
  Other                                                                      79,430        47,219
                                                                        ------------  ------------
    Total Operating Revenues                                                310,704       275,805

Fuel Expenses
  Fuel for electric generation                                               11,073        10,494
  Purchased electricity                                                      18,223        15,566
  Gas purchased for resale                                                   32,327        26,649
  Other fuel expenses                                                        73,225        41,406
                                                                        ------------  ------------
    Total Fuel Expenses                                                     134,848        94,115
                                                                        ------------  ------------
Operating Revenues Less Fuel Expenses                                       175,856       181,690

Other Operating Expenses
  Operations and maintenance excluding fuel                                  67,965        80,931
  Unregulated operating and maintenance expenses excluding fuel               6,822         5,647
  Depreciation and amortizaton                                               29,220        31,722
  Taxes - state, local & other                                               19,862        27,522
  Income taxes                                                               16,505         8,716
                                                                        ------------  ------------
    Total Other Operating Expenses                                          140,374       154,538
                                                                        ------------  ------------
Operating Income                                                             35,482        27,152

Other (Income) & Deductions
  Allowance for other funds used during construction                           (188)         (154)
  Income taxes                                                                  864           888
  Other - net                                                                   458        (2,271)
                                                                        ------------  ------------
    Total Other (Income) & Deductions                                         1,134        (1,537)
                                                                        ------------  ------------
Income Before Interest Charges                                               34,348        28,689

Interest Charges
  Long term debt                                                             14,617        13,070
  Other - net                                                                 1,738         1,044
  Allowance for borrowed funds used during construction                        (302)         (247)
                                                                        ------------  ------------
    Total Interest Charges                                                   16,053        13,867
                                                                        ------------  ------------
Dividends on Preferred Stock                                                    925         1,116
                                                                        ------------  ------------
Net Income Applicable to Common Stock                                        17,370        13,706
                                                                        ------------  ------------

Average Number of Common Shares (000's)

    Common Stock                                                             35,379        36,769

    Common Stock and Equivalents                                             35,439        36,870

Earnings per Common Share - Basic                                          $   0.49      $   0.37
Earnings per Common Share - Diluted                                        $   0.49      $   0.37
Cash Dividends Paid per Common Share                                       $   0.45      $   0.45

The accompanying notes are an integral part of the financial statements.

                             RGS Energy Group Inc.
                       Consolidated Statement of Income

                            (Thousands of dollars)
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                               Year To Date
                                                                                 June 30,
                                                                            2000          1999
                                                                       -------------  ------------
Operating Revenues
  Electric                                                                 $353,805      $339,583
  Gas                                                                       176,821       171,048
  Other                                                                     165,929        91,265
                                                                       -------------  ------------
    Total Operating Revenues                                                696,555       601,896

Fuel Expenses
  Fuel for electric generation                                               22,037        22,013
  Purchased electricity                                                      36,438        28,323
  Gas purchased for resale                                                   96,264        87,370
  Other fuel expenses                                                       149,013        75,721
                                                                       -------------  ------------
    Total Fuel Expenses                                                     303,752       213,427
                                                                       -------------  ------------
Operating Revenues Less Fuel Expenses                                       392,803       388,469

Other Operating Expenses
  Operations and maintenance excluding fuel                                 138,482       146,685
  Unregulated operating and maintenance expenses excluding fuel              14,208        12,316
  Depreciation and amortization                                              58,215        60,862
  Taxes - state, local & other                                               49,688        58,877
  Income taxes                                                               43,039        32,579
                                                                       -------------  ------------
    Total Other Operating Expenses                                          303,632       311,319
                                                                       -------------  ------------
Operating Income                                                             89,171        77,150

Other (Income) & Deductions
  Allowance for other funds used during construction                           (379)         (383)
  Income taxes                                                                1,341         1,406
  Other - net                                                                  (717)       (3,840)
                                                                       -------------  ------------
    Total Other (Income) & Deductions                                           245        (2,817)
                                                                       -------------  ------------
Income Before Interest Charges                                               88,926        79,967

Interest Charges
  Long term debt                                                             29,082        26,221
  Other - net                                                                 2,815         2,275
  Allowance for borrowed funds used during construction                        (608)         (613)
                                                                       -------------  ------------
    Total Interest Charges                                                   31,289        27,883
                                                                       -------------  ------------
Dividends on Preferred Stock                                                  1,850         2,232
                                                                       -------------  ------------
Net Income Applicable to Common Stock                                        55,787        49,852
                                                                       -------------  ------------

Average Number of Common Shares (000's)

    Common Stock                                                             35,583        37,012

    Common Stock and Equivalents                                             35,648        37,118

Earnings per Common Share - Basic                                          $   1.57      $   1.35
Earnings per Common Share - Diluted                                        $   1.56      $   1.34
Cash Dividends Paid per Common Share                                       $   0.90      $   0.90

The accompanying notes are an integral part of the financial statements.

                            RGS ENERGY GROUP, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                                                     Six Months Ended
(Thousands of Dollars)                                                                    June 30,
-----------------------------------------------------------------------------------------------------------
                                                                                 2000                1999 *
                                                                           ----------          ----------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income                                                                 $   57,637          $   52,084
Adjustments to reconcile net income to net cash provided
    from operating activities:
Depreciation & amortization                                                    67,007              68,178
Deferred recoverable fuel costs                                                16,532               6,747
Income taxes deferred                                                         (29,507)             (2,160)
Allowance for funds used during construction                                     (987)               (995)
Unbilled revenue                                                               19,067               5,441
Post employment benefit/pension costs                                           3,055               3,688
Provision for doubtful accounts                                                   103               7,281
Changes in certain current assets and liabilities:
    Accounts receivable                                                        (4,253)               (519)
    Materials, supplies and fuels                                                 318               8,057
    Taxes accrued                                                               6,645               9,014
    Accounts payable                                                            8,301              (5,627)
    Other current assets and liabilities, net                                  15,153              (8,502)
Other, net                                                                     10,781              (2,388)
                                                                           ----------          ----------
       Total Operating                                                        169,852             140,299
                                                                           ----------          ----------

CASH FLOW FROM INVESTING ACTIVITIES
Net additions to utility plant                                                (65,605)            (52,464)
Nuclear generating plant decommissioning fund                                 (10,336)            (10,336)
Acquisitions, net of cash                                                      (2,571)                  -
Other, net                                                                          -                 (30)
                                                                           ----------          ----------
       Total Investing                                                        (78,512)            (62,830)
                                                                           ----------          ----------

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from:
Proceeds from short term borrowings, net                                        1,250             (21,960)
Retirement of long term debt                                                  (30,000)                  -
Repayment of promissory notes                                                  (1,856)               (701)
Dividends paid on preferred stock                                              (1,850)             (2,232)
Dividends paid on common stock                                                (32,150)            (33,459)
Payment for treasury stock                                                    (17,653)            (21,758)
Other, net                                                                      2,592                (149)
                                                                           ----------          ----------
       Total Financing                                                        (79,667)            (80,259)
                                                                           ----------          ----------
       Increase (Decrease) in cash and cash equivalents                        11,673              (2,790)
       Cash and cash equivalents at beginning of period                         8,288               6,523
                                                                           ----------          ----------
       Cash and cash equivalents at end of period                          $   19,961          $    3,733
                                                                           ----------          ----------

* Reclassified for comparative purposes.

The accompanying notes are an integral part of the financial statements.

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                                 BALANCE SHEET
                             (Thousand of Dollars)




                                                        June 30,    December 31,
                                                         2000          1999
Assets                                                (Unaudited)
--------------------------------------------------------------------------------

Utility Plant
Electric                                           $  2,440,383      $ 2,399,532
Gas                                                     461,240          453,634
Common                                                  110,476          107,469
Nuclear                                                 281,409          270,447
                                                   ------------      -----------
                                                      3,293,508        3,231,082
Less:  Accumulated depreciation                       1,704,721        1,634,334
       Nuclear fuel amortization                        247,534          239,243
                                                   ------------      -----------
                                                      1,341,253        1,357,505
Construction work in progress                           108,074           95,862
                                                   ------------      -----------
       Net Utility Plant                              1,449,327        1,453,367
                                                   ------------      -----------
Current Assets

Cash and cash equivalents                                17,877            6,443
Accounts receivable, net of allowance
  for doubtful accounts:
     2000 - $33,482; 1999 - $33,365                      71,974           70,388
Affiliate receivable                                     17,575           13,197
Unbilled revenue receivable                              33,257           55,661
Materials, supplies and fuels                            33,118           33,378
Prepayments                                              25,009           23,294
Other current asset                                       1,545              145
                                                   ------------      -----------
           Total Current Assets                         200,355          202,506
                                                   ------------      -----------
Deferred Debits and Other Assets

Nuclear generating plant decommissioning fund           238,389          220,815
Nine Mile Two deferred costs                             27,681           28,206
Unamortized debt expense                                 17,353           17,984
Other deferred debits                                    12,355           13,760
Regulatory assets                                       437,759          466,231
                                                   ------------      -----------
           Total Deferred Debits and Other Assets       733,537          746,996
                                                   ------------      -----------
           Total Assets                            $  2,383,219      $ 2,402,869
                                                   ------------      -----------

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                                 BALANCE SHEET
                             (Thousand of Dollars)

                                                                        June 30,        December 31,
                                                                          2000              1999
Capitalization and Liabilities                                         (Unaudited)
-----------------------------------------------------------------------------------------------------
Capitalization

Long term debt - mortgage bonds                                        $    580,104     $   580,070
          - promissory notes                                                214,075         215,930
Preferred stock redeemable at option of Company                              47,000          47,000
Preferred stock subject to mandatory redemption                              25,000          25,000
Common shareholders' equity
  Authorized 50,000,000 shares; 38,885,813 shares
  issued at June 30, 2000 and at December 31, 1999                          700,803         700,268
  Retained earnings                                                         161,886         137,854
                                                                       ------------     -----------
                                                                            862,689         838,122
  Less: Treasury stock at cost (3,747,400 shares at June 30, 2000
          and 2,942,600 shares at December 31, 1999)                        100,905          83,252
                                                                       ------------     -----------
        Total Common Shareholders' Equity                                   761,784         754,870
                                                                       ------------     -----------
        Total Capitalization                                              1,627,963       1,622,870
                                                                       ------------     -----------

Long Term Liabilities
  Nuclear waste disposal                                                     94,376          91,743
  Uranium enrichment decommissioning                                         11,158          10,911
  Site remediation                                                           22,357          22,357
                                                                       ------------     -----------
                                                                            127,891         125,011
                                                                       ------------     -----------

Current Liabilities
Long term debt due within one year                                            3,781          33,781
Accounts payable                                                             52,852          42,263
Affiliate payable                                                            14,625          12,961
Dividends payable                                                            16,731          17,078
Equal payment plan                                                                -          10,529
Other                                                                        63,321          33,243
                                                                       ------------     -----------
      Total Current Liabilities                                             151,310         149,855
                                                                       ------------     -----------

Deferred Credits and Other Liabilities
Accumulated deferred income taxes                                           279,266         314,683
Pension costs accrued                                                        40,382          48,628
Kamine deferred costs                                                        55,294          58,738
Post employment benefits                                                     52,124          48,653
Other                                                                        48,989          34,431
                                                                       ------------     -----------
      Total Deferred Credits and Other Liabilities                          476,055         505,133
                                                                       ------------     -----------

Commitments and Other Matters                                                     -               -
                                                                       ------------     -----------

           Total Capitalization and Liabilities                        $  2,383,219     $ 2,402,869
                                                                       ------------     -----------

The accompanying notes are an integral part of the financial statements.

                    Rochester Gas and Electric Corporation
                              Statement of Income

                            (Thousands of dollars)
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                 For the Three Months Ended
                                                                         June 30,
                                                                    2000           1999
                                                                 ----------     -----------
Operating Revenues
 Electric                                                         $171,272        $174,911
 Gas                                                                55,293          53,675
 Other                                                                  --          47,219
                                                                 ---------      ----------
  Total Operating Revenues                                         226,565         275,805
                                                                 ---------      ----------
Fuel Expenses
 Fuel for electric generation                                       11,073          10,494
 Purchased electricity                                              16,432          15,566
 Gas purchased for resale                                           30,362          26,649
 Other fuel expenses                                                    --          41,406
                                                                 ---------      ----------
  Total Fuel Expenses                                               57,867          94,115
                                                                 ---------      ----------
Operating Revenues Less Fuel Expenses                              168,698         181,690

Other Operating Expenses
 Operations and maintenance excluding fuel                          67,965          80,931
 Unregulated operating and maintenance expenses excluding fuel          --           5,647
 Depreciation and amortization                                      28,250          31,722
 Taxes - state, local and other                                     18,901          27,522
 Income taxes                                                       17,488           8,716
                                                                 ---------      ----------
  Total Other Operating Expenses                                   132,604         154,538
                                                                 ---------      ----------
Operating Income                                                    36,094          27,152

Other (Income) & Deductions
 Allowance for other funds used during construction                   (188)           (154)
 Income taxes                                                          396             888
 Other - net                                                         1,567          (2,271)
                                                                 ---------      ----------
  Total Other (Income) & Deductions                                  1,775          (1,537)
                                                                 ---------      ----------
Income Before Interest Charges                                      34,319          28,689

Interest Charges
 Long term debt                                                     14,249          13,070
 Other - net                                                         1,093           1,044
 Allowance for borrowed funds used during construction                (302)           (247)
                                                                 ---------      ----------
  Total Interest Charges                                            15,040          13,867
                                                                 ---------      ----------
Net Income                                                          19,279          14,822
                                                                 ---------      ----------
Dividends on Preferred Stock                                           925           1,116
                                                                 ---------      ----------
Net Income Applicable to Common Stock                               18,354          13,706
                                                                 ---------      ----------
Average Number of Common Shares (000's)
  Common Stock                                                      35,379          36,769

The accompanying notes are an integral part of the financial statements.

                    Rochester Gas and Electric Corporation
                              Statement of Income

                            (Thousands of dollars)
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                           Year To Date
                                                                             June 30,
                                                                         2000         1999
                                                                     ------------ ------------
Operating Revenues
  Electric                                                              $347,979     $339,583
  Gas                                                                    169,436      171,048
  Other                                                                       --       91,265
                                                                     ------------ ------------
    Total Operating Revenues                                             517,415      601,896

Fuel Expenses
  Fuel for electric generation                                            22,037       22,013
  Purchased electricity                                                   32,595       28,323
  Gas purchased for resale                                                89,600       87,370
  Other fuel expenses                                                         --       75,721
                                                                     ------------ ------------
    Total Fuel Expenses                                                  144,232      213,427
                                                                     ------------ ------------
Operating Revenues Less Fuel Expenses                                    373,183      388,469

Other Operating Expenses
  Operations and maintenance excluding fuel                              138,482      146,685
  Unregulated operating and maintenance expenses excluding fuel               --       12,316
  Depreciation and amortizaton                                            56,310       60,862
  Taxes - state, local & other                                            47,485       58,877
  Income taxes                                                            42,633       32,579
                                                                     ------------ ------------
    Total Other Operating Expenses                                       284,910      311,319
                                                                     ------------ ------------
Operating Income                                                          88,273       77,150

Other (Income) & Deductions

  Allowance for other funds used during construction                        (379)        (383)
  Income taxes                                                               813        1,406
  Other - net                                                                522       (3,840)
                                                                     ------------ ------------
    Total Other (Income) & Deductions                                        956       (2,817)
                                                                     ------------ ------------
Income Before Interest Charges                                            87,317       79,967

Interest Charges
  Long term debt                                                          28,345       26,221
  Other - net                                                              1,958        2,275
  Allowance for borrowed funds used during construction                     (608)        (613)
                                                                     ------------ ------------
    Total Interest Charges                                                29,695       27,883
                                                                     ------------ ------------
Net Income                                                                57,622       52,084
                                                                     ------------ ------------
Dividends on Preferred Stock                                               1,850        2,232
                                                                     ------------ ------------
Net Income Applicable to Common Stock                                     55,772       49,852
                                                                     ------------ ------------
Average Number of Common Shares (000's)
    Common Stock                                                          35,583       37,012

The accompanying notes are an integral part of the financial statements.

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                   Six Months Ended
(Thousands of Dollars)                                                                 June 30,
---------------------------------------------------------------------------------------------------------
                                                                                 2000                1999 *
                                                                           ----------          ----------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income                                                                 $   57,622              52,084
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation & amortization                                                    65,129              68,178
Deferred recoverable fuel costs                                                16,532               6,747
Income taxes deferred                                                         (28,328)             (2,160)
Allowance for funds used during construction                                     (987)               (995)
Unbilled revenue                                                               22,404               5,441
Post employment benefit/pension costs                                           3,055               3,688
Provision for doubtful accounts                                                   117               7,281
Changes in certain current assets and liabilities:
    Accounts receivable                                                        (6,081)               (519)
    Materials, supplies and fuels                                                 260               8,057
    Taxes accrued                                                               7,280               9,014
    Accounts payable                                                           12,253              (7,217)
    Other current assets and liabilities, net                                  10,397               5,236
Other, net                                                                     10,750             (10,827)
                                                                           ----------          ----------
       Total Operating                                                        170,403             144,008
                                                                           ----------          ----------

CASH FLOW FROM INVESTING ACTIVITIES
Net additions to utility plant                                                (64,618)            (52,464)
Nuclear generating plant decommissioning fund                                 (10,336)            (10,336)
Other, net                                                                       (776)                (30)
                                                                           ----------          ----------
       Total Investing                                                        (75,730)            (62,830)
                                                                           ----------          ----------

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from:
Proceeds from short term borrowings, net                                            -             (21,960)
Retirement of long term debt                                                  (30,000)                  -
Repayment of promissory notes                                                  (1,856)               (701)
Dividends paid on preferred stock                                              (1,850)             (2,232)
Dividends paid on common stock                                                (32,150)            (33,459)
Payment for treasury stock                                                    (17,653)            (21,758)
Other, net                                                                        270                (149)
                                                                           ----------          ----------
       Total Financing                                                        (83,239)            (80,259)
                                                                           ----------          ----------
       Increase in cash and cash equivalents                                   11,434                 919
       Cash and cash equivalents at beginning of period                         6,443               6,523
                                                                           ----------          ----------
       Cash and cash equivalents at end of period                          $   17,877          $    7,442
                                                                           ----------          ----------

* Reclassified for comparative purposes.

The accompanying notes are an integral part of the financial statements.

RGS ENERGY GROUP, INC.
ROCHESTER GAS AND ELECTRIC CORPORATION
NOTES TO FINANCIAL STATEMENTS

Note 1:  GENERAL

     Holding Company Formation. On August 2, 1999, RG&E was reorganized into a holding company structure in accordance with the Agreement and Plan of Exchange between RG&E and RGS. RG&E's common stock was exchanged on a share-for-share basis for the common stock of RGS. RG&E's preferred stock was not exchanged as part of the share exchange and will continue as shares of RG&E.

     Basis of Presentation. This Quarterly Report on Form 10-Q is a combined report of RGS Energy and RG&E, a regulated electric and gas subsidiary. The Notes to Financial Statements apply to both RGS Energy and RG&E. RGS's Consolidated Financial Statements include the accounts of RGS and its wholly owned subsidiaries, including RG&E, and two non-utility subsidiaries, RGS Development and Energetix. RGS's prior period consolidated financial statements have been prepared from RG&E's prior period consolidated financial statements,
except that accounts have been reclassified to reflect RGS's structure.   RGS
and RG&E, in the opinion of management, have included adjustments (which include normal recurring adjustments) which are necessary for the fair statement of the results of operations for the interim periods presented. The consolidated financial statements for 2000 are subject to adjustment at the end of the year when they will be audited by independent accountants. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Moreover, the results for these interim periods are not necessarily indicative of results to be expected for the year, due to seasonal, operating and other factors. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the RGS and RG&E combined Annual Report on Form 10-K for the year ended December 31, 1999.

     New York State Tax Changes. On May 15, 2000 changes to the New York State tax laws were signed into law effective January 1, 2000. In June 2000 the Company recorded taxes in accordance with these changes. The effect of these changes was a reduction in the gross receipts tax rate, elimination of excess dividends taxes, and the imposition of a state income tax. In addition to a year-to-date reduction in gross receipts and excess dividends taxes of $5.2 million and year-to-date state income tax effects of $7.4 million, a transition item, deferred state income taxes, was established using existing federal deferred taxes to recognize timing differences between book and tax
deductibility.   The transition item results in a one-time tax deduction of
$17.2 million. The net effect of all of these tax changes has been deferred for future rate treatment in accordance with RG&E's COB2 settlement.

Note 2.  OPERATING SEGMENT FINANCIAL INFORMATION

     Under SFAS-131, Disclosures about Segments of an Enterprise and Related Information, information pertaining to operating segments is required to be reported. Upon adoption of SFAS-131, the Company identified three operating segments, driven by the types of products and services offered and regulatory environment under which the Company primarily operates. The three segments of RGS are Regulated Electric, Regulated Gas, and Unregulated. The regulated segments' financial records are maintained in accordance with generally accepted accounting principles (GAAP) and Public Service Commission (PSC) accounting policies. The Unregulated segment's financial records are maintained in accordance with GAAP.

                                                     For the Three Months Ended June 30, 2000

                                                Regulated              Regulated
                                                 Electric                 Gas              Unregulated
                                                 --------                 ---              -----------
(thousands of dollars)                       2000         1999     2000       1999       2000       1999
----------------------                       ----         ----     ----       ----       ----       ----
Operating Income/(Loss)                  $ 33,835     $ 28,229  $ 2,259    $(1,022)  $   (631)   $  (266)
Revenues - External Customers             171,272      174,270   55,293     52,560    101,550     58,584
Revenues - Intersegment Transactions       17,411        9,557       --         52         --         --

                                                     For the Six Months Ended June 30, 2000

                                                Regulated              Regulated
                                                 Electric                 Gas              Unregulated
                                                 --------                 ---              -----------
(thousands of dollars)                       2000         1999     2000       1999       2000       1999
----------------------                       ----         ----     ----       ----       ----       ----
Operating Income                         $ 68,132     $ 56,217  $ 20,141   $ 19,488  $    853  $  1,056
Revenues - External Customers             347,979      338,358   169,436    168,361   213,442   114,660
Revenues - Intersegment Transactions       34,302       19,253        --        230        --        --

The operations of RGS Development and Energyline (a previous subsidiary of RGS now dissolved) are included in Other (Income) and Deductions in the RGS Energy Group, Inc. Consolidated Statement of Income. The total amount of the revenues identified by operating segment do not equal the total Company consolidated amounts as shown in the RGS Consolidated Statement of Income. This is due to the elimination of certain intersegment revenues during consolidation. A reconciliation follows:

                                          For the Three Months             For the Six Months
                                             Ended June 30                    Ended June 30

Revenues                                     2000         1999                 2000      1999
                                             ----         ----                 ----      ----
Regulated Electric                       $171,272     $174,270             $347,979  $338,358
Regulated Gas                              55,293       52,560              169,436   168,361
Unregulated                               101,550       58,584              213,442   114,660
                                         --------     --------             --------  --------
  Total                                   328,115      285,414              730,857   621,379

Reported on RGS Consolidated
   Income Statement                       310,704      275,805              696,555   601,896

Difference to reconcile                    17,411        9,609               34,302    19,483

Intersegment Revenue
   Regulated Electric from Unregulated     17,411         9557               34,302    19,253
   Regulated Gas from Unregulated              --           52                   --       230
                                         --------     --------             --------  --------
      Total Intersegment                   17,411        9,609               34,302    19,483

Note 3.  COMMITMENTS AND OTHER MATTERS

     The following matters supplement the information contained in Note 10 to the financial statements included in the RGS and RG&E combined Annual Report on Form 10-K for the year ended December 31, 1999 and should be read in conjunction with the material contained in that Note.

REGULATORY ASSETS

     With PSC approval RG&E has deferred certain costs rather than recognize them on its books when incurred. Such deferred costs are then recognized as expenses when they are included in rates and recovered from customers. Such deferral accounting is permitted by SFAS-71, Accounting for the Effects of Certain Types of Regulation. These deferred costs are shown as Regulatory Assets on the Company's and RG&E's Balance Sheets. Such cost deferral is appropriate under traditional regulated cost-of-service rate setting, where all prudently incurred costs are recovered through rates. In a purely competitive pricing environment, such costs might not have been incurred and could not have been deferred. Accordingly, if RG&E was no longer allowed to defer some or all of these costs under SFAS-71, these assets would be adjusted accordingly, up to and including the entire amount being written off.

     Below is a summarization of the Regulatory Assets as of June 30, 2000 and December 31, 1999:

                                                          Millions of Dollars

                                                     June 30, 2000  Dec. 31, 1999
                                                     -------------  -------------
       Kamine Settlement                                    $183.8         $187.5
       Income Taxes                                          122.4          129.5
       Oswego Plant Sale                                      76.7           78.6
       Deferred Environmental SIR costs                       20.5           20.5
       Uranium Enrichment Decommissioning Deferral            13.3           13.9
       Storm Costs                                             8.9            8.5
       Other, net                                             12.2           27.7
                                                            ------         ------

       Total - Regulatory Assets                            $437.8         $466.2
                                                            ======         ======

     See the combined 1999 Form 10-K of RGS and RG&E, Item 8, Note 10 of the Notes to financial Statements, "Regulatory Matters" for a description of the Regulatory Assets shown above.

     In a competitive electric market, strandable assets would arise when investments are made in facilities, or costs are incurred to service customers, and such costs are not fully recoverable in market-based rates. An example includes high cost generating assets. Estimates of strandable assets are highly sensitive to the competitive wholesale market price assumed in the estimation. The amount of potentially strandable assets at June 30, 2000 depends on market prices and the competitive market in New York State which is subject to continuing changes that are not yet determinable, but the amount could be significant. Strandable assets, if any, could be written down for impairment of recovery based on SFAS-121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires write-down of long-lived assets whenever events or circumstances occur which indicate that the carrying amount of a long-lived asset may not be recoverable.

     In a competitive natural gas market, strandable assets would arise where customers migrate away from dependence on RG&E for full service, leaving RG&E with surplus pipeline and storage capacity, as well as natural gas supplies under contract. RG&E has been restructuring its transportation, storage and supply portfolio to reduce its potential exposure to strandable assets. Regulatory developments referred to under "Gas Retail Access Settlement" below, may affect this exposure; but whether and to what extent there may be an impact on the level and recoverability of strandable assets cannot be determined at this time.

     At June 30, 2000 RG&E believes that its regulatory assets are probable of recovery. The Settlement in the Competitive Opportunities Proceeding does not impair the opportunity of RG&E to recover its investment in these assets. However, the PSC issued an Opinion and Order Instituting Further Inquiry on March 20, 1998 to address issues surrounding nuclear generation. After an initial meeting in January 1999, the case has not significantly progressed. However, in an order issued April 25, 2000 in a case specifically focused on Nine Mile Two, the PSC urged the utility owners of Nine Mile Two to determine the market value of that Plant and such owners subsequently announced their intention to offer the Plant for sale in an auction process. See below under Nuclear-Related matters: Nine Mile Nuclear Plants. The ultimate determination in the 1998 proceeding or in the more recent proceedings addressing Nine Mile Two could have an impact on strandable assets and the recovery of nuclear costs.

NUCLEAR-RELATED MATTERS

     NINE MILE NUCLEAR PLANTS. On June 24, 1999, Niagara Mohawk and New York State Electric and Gas (NYSEG) announced their intention to sell their interests in the Nine Mile One and Nine Mile Two nuclear plants to AmerGen Energy Company, L.L.C. (AmerGen), a joint venture of PECO Energy of Philadelphia and British Energy. Niagara Mohawk owns 41 percent of Nine Mile Two and 100 percent of Nine Mile One and NYSEG owns 18 percent of Nine Mile Two.

     RG&E's 14 percent interest in Nine Mile Two was not included in the proposal but RG&E has a right of first refusal to buy the plants on terms at least as favorable as those offered, assuming the transaction were to proceed as proposed. RG&E exercised its right of first refusal but in the ensuing discussions with the PSC staff it became clear that the transaction on the terms proposed would not be approved by the PSC.

     On April 25, 2000, the PSC issued an order that allows NYSEG and Niagara Mohawk to withdraw their petition to sell their interests in the Nine Mile plants to AmerGen. The order concludes that Nine Mile's market value is "greatly in excess of the original AmerGen purchase price" and that multiple bidders are now interested in the Nine Mile plants. The order also concludes that "...failure for the utilities to determine the market value of the Nine Mile facilities at this time, through an open process, would raise serious prudence questions." With respect to stranded costs, the PSC order indicates that stranded costs cannot be finally quantified "until the disposition of the plants by the utilities is decided." The PSC's order does, however, observe (1) that a sale would be considered within its policy of separating generation from transmission and distribution, (2) that a sale at current market values would constitute appropriate mitigation of stranded costs and (3) that ratemaking treatment of a sale would be resolved in accordance with each company's competitive opportunities/restructuring order taking into account reduced risk and corollary divestiture effects.

     On June 1, 2000, RG&E issued a press release announcing an auction process by RG&E, Central Hudson Gas & Electric Corporation, NYSEG and Niagara Mohawk in connection with their ownership interests in Nine Mile Two and Niagara Mohawk's interest in Nine Mile Point Unit 1.

     Discussions with the staff of the PSC and Nine Mile Two co-owners regarding the auction process and the regulatory impact thereof continue but RG&E is unable to predict the ultimate outcome. At June 30, 2000 the net book value of RG&E's 14 percent interest in the Nine Mile Two generating facility was approximately $370 million.

     URANIUM ENRICHMENT DECONTAMINATION AND DECOMMISSIONING FUND. On June 12, 1998, 16 electric utilities from across the country, including RG&E, filed multi-count complaints against the United States government in the United States District Court for the Southern District of New York. The suits challenge the constitutionality of a $2.25 billion retroactive assessment imposed by the federal government on domestic nuclear power companies to pay for the clean up of the federal government's three uranium enrichment plants. In separate rulings, the District Court twice denied Government efforts to prevent the case from being heard in that Court. A subsequent Government motion to transfer the case to the Federal Court of Claims, where utility suits based on similar facts have been dismissed, was argued in Federal Court in the spring. A decision is expected shortly.

     The assessments for Ginna and RG&E's share of Nine Mile Two are estimated to total $22.1 million, excluding inflation and interest. Installments aggregating approximately $12.9 million have been paid through June 30, 2000. A liability has been recognized on the financial statements along with a corresponding regulatory asset. For the two facilities RG&E's liability at June 30, 2000 is $12.9 million ($11.2 million as a long-term liability and $1.7 million as a current liability). RG&E is recovering these costs in rates.

GAS RETAIL ACCESS SETTLEMENT

     On June 14, 2000, in connection with on-going settlement negotiations pertaining to RG&E's gas rate and restructuring proposal filed with the PSC on January 28, 2000 (see March 31, 2000 10-Q, "Rates and Regulatory Matters"), RG&E, the PSC staff, and certain other parties to the negotiations entered into a Settlement Agreement Pertaining to Certain Elements of Natural Gas Retail Access Program (Retail Access Settlement). The Retail Access Settlement, which the PSC voted to approve on July 19, 2000, addresses the following issues: (1) establishment of a Backout Credit to be paid to natural gas marketers serving retail customers as an incentive to migration of those customers from RG&E sales service to service from participating marketers; (2) elimination of the Backout Credit in the event of market concentration, in which case the affected marketer would no longer receive the Backout Credit with respect to new customers; (3) establishment of a mechanism to keep RG&E whole for the difference between the Backout Credit and actual reductions in RG&E's costs resulting from migration; (4) introduction of the single-retailer model for natural gas retail access in substantially the same form as currently in effect for electric retail access; (5) management of transportation gas deliveries into the RG&E system; (6) protocols regarding communications between RG&E and the marketers operating on RG&E's system; and (7) continuation of benefits to customers resulting from the release of upstream pipeline capacity and the expiration and termination of pipeline contracts.

     With one notable exception, the Retail Access Settlement is intended to remain in effect at least through June 30, 2002, subject to being superseded by a more comprehensive settlement agreement. The exception is the last enumerated item, pertaining to upstream capacity. Under the Retail Access Settlement, continuation of the current level of imputed benefits will be for a two-month period consisting of September and October 2000. The benefits for those two months will be $.8 million per month, which is approximately their current level. RG&E and customers will share any capacity release revenues and credits above the stated amount on a 5 percent/95 percent basis, respectively.

     Although the Backout Credit will apply to customers who migrated to marketers on or after July 1, 2000, the Retail Access Settlement assumes that RG&E's opportunities for savings due to migration of customers will be extremely limited until the implementation of a single-retailer system of gas retail access in substantially the same form as that currently in place for electric retail access. Accordingly, the Differential between the Backout Credit paid marketers ($3.75 per customer per month) and RG&E's actual savings is initially assumed to equal the Backout Credit, and RG&E is entitled to recover that entire amount. Upon implementation of the single-retailer system for gas, which is anticipated to occur on or about November 1, 2000, following approval of a tariff filing by RG&E, RG&E expects to be able to realize savings from customer migration. Accordingly, at that point, the Differential will decrease from $3.75 per customer per month to $2.55 per customer per month. Both the Backout Credit and the Differential are to remain in effect at these levels for the term of the Retail Access Settlement, subject to possible further negotiations in the event of particularly rapid migration.

     RG&E, the PSC staff, and other parties anticipate continuing settlement negotiations aimed at a comprehensive gas rate and restructuring settlement. RG&E is unable to predict the ultimate outcome of these negotiations or any PSC decision pertaining thereto.

ENVIRONMENTAL MATTERS

     NEW YORK INITIATIVES. The New York Attorney General (NYAG) sent a letter to certain New York utilities in October, 1999 requesting historic information regarding certain upgrades, modifications and maintenance activities at coal fired power plants under their control. RG&E received such a letter requesting data covering a period back to 1977 for its Russell and (the now closed) Beebee Stations. The letter suggests that those upgrades, modifications and improvements may have required permission from the NYSDEC prior to their occurrence. In order to assume legal control over the issue, the NYSDEC issued subpoenas on January 13, 2000 to RG&E and the other NYAG letter recipients (with the exception of one who had already supplied data to the NYAG) commanding production of documents including, but not limited to, those requested by the NYAG's October, 1999 information request. RG&E completed its information collection activities and provided the requisite response by the March 1 deadline. Under cover of letter dated May 25, 2000, NYSDEC issued a Notice of Violation (NOV) to RG&E, asserting that certain "modifications" to Russell and Beebee Stations during 1983-87 resulted in a "significant increase in the capacity to emit sulfur dioxide." The NOV alleges that, as a result, permits required by the federal Clean Air Act and the State Environmental Conservation Law should have been obtained by RG&E prior to beginning the "modifications." The NOV asserts that RG&E may be liable for civil penalties of up to $10,000 per day per violation, as well as subjected to unspecified injunctive relief. The allegations in the NOV are similar to those being made by the United States Department of Justice, on behalf of the United States Environmental Protection Agency, in enforcement cases against a number of electric utility coal-fired power plants in the midwest and southeast.

     The NOV invited RG&E to request an informal conference with NYSDEC. During July 2000, RG&E has had several such informal meetings with NYSDEC. If the matter cannot be resolved through these discussions, RG&E expects to contest vigorously NYSDEC's allegations.

     Also in October 1999, the Governor of New York directed NYSDEC to require electric generators to further reduce acid rain-causing emissions. The governor's proposal suggests extending the existing NOx control program under which RG&E's Russell Station operates to a year-round program (it is currently in effect only for the five-month ozone season). In addition, the governor is also proposing that there be a targeted reduction of some 50% in SO2 emissions below the existing Acid Rain Phase II limits. The State emission reductions would be phased-in beginning January 1, 2003 and be complete by January 1, 2007. Since this is only a proposed change, and subject to review, comment and modification, no accurate estimate of its economic impact on RG&E can be made at this time.

OTHER MATTERS

     EITF ISSUE 97-4 - DEREGULATION OF THE PRICING OF ELECTRICITY. In July 1997, the Financial Accounting Standards Board's Emerging Issues Task Force
(EITF) reached a consensus on accounting rules for utilities' transition plans for moving to more competitive environments and provided guidance on when utilities with transition plans will need to discontinue the application of SFAS-71.

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

     RG&E's application of the EITF 97-4 consensus has not affected its financial position or results of operations because any above-market generation costs, regulatory assets and regulatory liabilities associated with the generation portion of its business will be recovered by the regulated portion of RG&E through its distribution rates, given the Settlement provisions. The Settlement provides for recovery of all prudently incurred sunk costs (all investment in electric plant and electric regulatory assets) as of March 1, 1997 by inclusion in rates charged pursuant to RG&E's distribution access tariff.
The Settlement also states that "the Parties intend that the provisions of this Settlement will allow RG&E to continue to recover such costs, during the term of the Settlement, under SFAS-71", and that "such treatment shall be consistent with the principle that RG&E shall have a reasonable opportunity beyond July 1, 2002 to recover all such costs". The Settlement also addresses "to-go" costs, which are all capital costs incurred after February 1997, operation and maintenance expenses, and property, payroll and other taxes. The fixed portion of the non-nuclear generation to-go costs after November 1, 2000 (the date RG&E currently expects to discontinue full-requirements electric service) and the variable portion of the non-nuclear generation to-go costs after July 1, 1998 are subject to market forces and thus SFAS-71 would no longer apply. These costs have been below prevailing market prices. RG&E's net investment at June 30, 2000 in nuclear generating assets is $611.5 million and in non-nuclear generating assets is $58.8 million. (See "Nine Mile Nuclear Plants" for information concerning status of the interests in Nine Mile Two owned by two co-owners and Nine Mile One owned by Niagara Mohawk.)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion presented below contains statements which are not historic fact and which can be classified as forward looking. These statements can be identified by the use of certain words which suggest forward looking information, such as "believes," "will," "expects," "projects," "estimates" and "anticipates". They can also be identified by the use of words which relate to future goals or strategies. In addition to the assumptions and other factors referred to specifically in connection with the forward looking statements, some of the factors that could have a significant effect on whether the forward looking statements ultimately prove to be accurate include:

1. uncertainties related to the regulatory treatment of nuclear generation facilities including, (1) the PSC's indication that it would prefer that all of the current owners sell their interests in the Nine Mile Point nuclear generating facilities and determine market value through an open process, (2) the exercise of the co-owners' rights of first refusal and (3) any changes in regulatory status of nuclear generating facilities and their related costs, including recovery of costs related to spent fuel and decommissioning.

2. uncertainties related to the costs associated with management of the New York electrical grid by the New York Independent System Operator and the competitive electric wholesale market.

3. any state or federal legislative or regulatory initiatives (including the results of negotiations between RG&E and the PSC regarding certain gas restructurings) that affect the cost or recovery of investments necessary to provide utility service in the electric and natural gas industries. Such initiatives could include, for example, changes in the regulation of rate structures or changes in the speed or degree to which competition occurs in t he electric and natural gas industries;

4. any changes in the ability of RG&E to recover environmental compliance costs through increased rates;

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

     RGS ENERGY GROUP, INC.                            Page 18
       Unregulated Subsidiaries

     ROCHESTER GAS AND ELECTRIC CORPORATION
      Competition                                      Page 19
       PSC Competitive Opportunities Case Settlement
       Energy Choice
       Nine Mile Nuclear Plants
       New York Independent System Operator
       Prospective Financial Position


      Rates and Regulatory Matters                     Page 23
       PSC Gas Restructuring Policy Statement
       Gas Retail Access Settlement
       Flexible Pricing Tariff
       FERC Gas Market Proposals


     LIQUIDITY AND CAPITAL RESOURCES                   Page 24
       Capital and Other Requirements
       Financing
       Redemption of Securities
       Stock Repurchase Plan

     EARNINGS SUMMARY                                  Page 25

     RESULTS OF OPERATIONS                             Page 26
       Operating Revenues and Sales
       Operating Expenses
       Other Statement of Income Items

     DIVIDENDS                                         Page 28

RGS ENERGY GROUP, INC.

     RGS is a holding company and not an operating entity. RGS's operations are being conducted through its subsidiaries which include RG&E, and two unregulated subsidiaries - RGS Development and Energetix.

     RG&E offers regulated electric and natural gas utility service in its franchise territory. Energetix provides energy products and services throughout upstate New York. RGS Development offers energy systems development and management services.

     Unregulated Subsidiaries. It is part of RGS's financial strategy to seek growth by entering into unregulated businesses in which RGS has invested $61 million (including loan guarantees) as of June 30, 2000. The Settlement allowed RG&E to provide the funding for RGS to invest up to $100 million in unregulated businesses. The first step in this direction was the formation and operation of Energetix effective January 1, 1998. Energetix is an unregulated subsidiary that brings energy products and services to the marketplace both within and outside of RG&E's regulated franchise territory. Energetix markets electricity, natural gas, oil, gasoline, and propane fuel energy services in an area extending in approximately a 150-mile radius around Rochester.

     In 1998, Energetix acquired Griffith Oil Company, Inc. (Griffith), the second largest oil and propane distribution company in New York State. Griffith has approximately 350 employees and operates 19 customer service centers. Griffith gives Energetix access to new customers outside of RG&E's regulated franchise territory. Acquisitions by Griffith in 1999 and 2000 have increased Griffith's customer base by approximately 10 percent.

     Additional information on Energetix operations (including Griffith) is presented under the headings Operating Revenues and Sales, Operating Expenses, and is contained in Note 2 of the Notes to Financial Statements.

     In 1998, the Company formed RGS Development to pursue unregulated business opportunities in the energy marketplace. Through June 30, 2000, RGS Development's operations have not been material to RGS's results of operations or its financial condition.

ROCHESTER GAS AND ELECTRIC CORPORATION

COMPETITION

     GAS RETAIL ACCESS. In June, 2000 RG&E reached agreement with the PSC Staff and other parties to encourage and promote customers' opportunities to choose among competing natural gas suppliers. The PSC voted to approve this agreement on July 19, 2000. See following discussion under Rates and Regulatory Matters, "Gas Retail Access Settlement".

     PSC COMPETITIVE OPPORTUNITIES CASE SETTLEMENT. During 1996 and 1997, RG&E, the staff of the PSC and several other parties negotiated an agreement which was approved by the PSC in November 1997 (Settlement). The Settlement sets the framework for the introduction and development of open competition in the electric energy marketplace and lasts through June 30, 2002. Over this time, the way electricity is provided to customers will fundamentally change. In phases, RG&E will allow customers to purchase electricity, and later capacity commitments, from sources other than RG&E through its retail access program, Energy Choice. These energy service companies will compete to package and sell energy and related services to customers. The competing energy service companies will purchase distribution services from RG&E who will remain the sole provider of distribution services, and will be responsible for maintaining the distribution system and for responding to emergencies.

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

     The Settlement requires unregulated energy retailing operations to be structurally separate from the regulated utility functions. Although the Settlement provides incentives for the sale of generating assets, it does not require RG&E to divest generating or other assets or write-off stranded costs. Additionally, RG&E will be given a reasonable opportunity to recover substantially all of its prudently incurred costs, including those pertaining to generation and purchased power.

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

     One participant in the Settlement negotiations and a non-participant commenced an action for declaratory and injunctive relief as to certain provisions of the Settlement and the PSC's approval of it. The trial court found in favor of the PSC. On June 29, 2000, the Appellate Division of New York State Supreme Court concluded that these parties lack standing and affirmed the lower court's judgment. RG&E is unable, at this time, to predict whether there will be a further appeal and, if so, the outcome of this action.

     ENERGY CHOICE. The Energy Choice program has been in existence over two years now in RG&E's service territory. On July 1, 1998, RG&E officially began implementation of its full-scale electric retail access Energy Choice program. As of July 1, 1999, RG&E entered its second year of this program. There are five basic components of the sale of energy: (1) the sale of electricity which is the amount of energy actually used by the consumer, (2) the sale of capacity which is the ability, through generating facilities or otherwise, to provide electricity when it is needed, (3) the sale of transmission services, which is the physical transportation of electricity to RG&E's distribution system, (4) the sale of distribution services, which is the physical delivery of electricity to the consumer, and (5) retail services such as billing and metering. Historically, RG&E has sold all five components bundled together for a fixed rate approved by the PSC. The implementation of Energy Choice included a four year phase-in process to allow RG&E and other parties to manage the transition to electric competition in an orderly fashion. During the first year of the program, participation in Energy Choice was limited to no more than 10 percent of RG&E's total annual retail electric kilowatt-hour sales (670,000 annualized megawatt-hours). Essentially, until this 10 percent limit was achieved, RG&E's electric retail customers could seek out or be approached by alternative energy service companies for electricity to be resold and then delivered over RG&E's distribution system. By February 1, 1999, only six months into the Energy Choice program, this 10 percent limit was achieved by qualified competitive energy service companies in RG&E's service territory. For the second year of the program, beginning July 1, 1999, this limit increased from 10 percent to approximately 20 percent. By June 30, 2000, approximately 18 percent of total RG&E sales had shifted to competitive energy service companies. As of July 1, 2000 this limit increased from 20 percent to 30 percent. Next year, beginning July 1, 2001, all retail customers will be eligible to purchase energy, capacity and retailing services from competitive energy service companies. Existing RG&E customers may also continue to purchase fully bundled electric service from RG&E.

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

     As of June 30 , 2000, eight energy service companies, including Energetix, the Company's unregulated subsidiary, are qualified by RG&E to serve retail customers under Energy Choice. In addition to

Energetix, these companies are Energy Co-op of NY (ECNY), Monroe County, Northeast Energy Services, Inc.(NORESCO), North American Energy, NYSEG Solutions, Inc., Select Energy Inc., and TXU Energy Services, Inc. The County of Monroe is acting as its own energy service company to service its own facilities, as well as serving other retail customers.

     Throughout the term of the Settlement, RG&E will continue to provide regulated and fully bundled electric service under its retail service tariff to customers who choose to continue with such service.

     During the initial Energy-Only stage of the Energy Choice program beginning July, 1998 and eventually concluding on November 18, 1999, energy service companies were able to choose their own sources of energy supply, while RG&E continued to provide to them, through its bundled distribution rates, the generating capacity (installed reserve) needed to serve their retail customers. In addition, during the Energy-Only stage, energy service companies had the option of purchasing "full-requirements" (i.e. delivery services plus energy) from RG&E.

     During this initial Energy Only stage of the retail access program, RG&E's distribution rate was set by deducting 2.305 cents per kilowatt-hour from its full service (bundled) rates. The 2.305 cents per kilowatt-hour was comprised of 1.905 cents per kilowatt-hour (an estimate of the wholesale market price of electricity) plus 0.4 cents per kilowatt-hour for its avoided cost of retailing services.

     During the Energy and Capacity stage, RG&E's distribution rates will equal the bundled rate less RG&E's cost of the electric commodity and RG&E's non-nuclear generating capacity. During this stage of the program, up until June 30, 2000, RG&E's distribution rates were set by deducting 3.0712 cents per kilowatt-hour from its full service rates. The 3.0712 cents per kilowatt-hour is comprised of 2.6712 cents per kilowatt-hour (an estimate of the wholesale market price of electric energy and capacity) plus 0.4 cents per kilowatt-hour for its avoided cost of retailing services. Beginning July 1, 2000, RG&E's distribution rates will be set by deducting 3.0816 cents per kilowatt hour from its full service rates. The 3.0816 cents per kilowatt-hour is comprised of
2.6816 cents per kilowatt-hour for energy and capacity plus 0.4 cents per kilowatt-hour for its avoided cost of retailing services. This change in the distribution rates set by deducting 3.0712 cents per kilowatt-hour and then
3.0816 cents per kilowatt-hour, is a result of changes in average gross receipts taxes, as defined in our Settlement with the PSC.

     Once RG&E no longer provides "full requirements" to the energy service companies, they will assume responsibility for obtaining their own supplies. There will be a revenue decrease when RG&E no longer collects the rates described above for energy and capacity. This will be offset to some extent by decreased costs resulting from no longer acquiring energy and capacity for the energy service companies. The extent of this offset will be determined by market prices.

     The commencement of the Energy and Capacity stage, the second stage of the phase-in, began with the implementation of the New York Independent System Operator on November 18, 1999 (see following discussion under New York Independent System Operator). During this stage, the responsibility for purchasing not only energy, but also capacity, was to have shifted to the energy service companies. However, these energy service companies continued to be "full-requirements" customers of RG&E during the winter capability period and purchased energy and capacity from RG&E. The PSC had also approved a request by RG&E to extend "full-requirements" availability to energy service companies through October 31, 2000. As of June 30, 2000, all energy service companies had opted to continue purchasing "full requirements" during the summer capability period (May 1, 2000 through October 31, 2000). Through this summer capability period, energy service companies will have the option to serve their load from the competitive wholesale market, but once they make this choice, they will not be able to return this load to "full requirements".

     In December 1999, two petitions were filed with the PSC, one by an electric utility operating in New York State, and the other jointly by five energy marketers and consultants, calling upon the PSC to examine, and to order certain changes in, RG&E's retail access program. In particular, these petitioners object to the single-retailer form of RG&E's program, under which the retail marketer assumes responsibility for most retail service functions. They claim that the backout credit (i.e., the amount by which RG&E's rates for retail
                         ----
electric service are reduced to derive the rates charged for the delivery service provided by RG&E to marketers) is too low, that it affords insufficient prospect of profitable operation, and that it should be increased. They further assert that the phased schedule for implementation of the program, under which increasing percentages of customers in RG&E's service area are eligible to obtain competitive service during the term of the Settlement, is too slow and should be significantly accelerated. On February 28, 2000 RG&E filed with the PSC its reply to both petitions. As set forth in that reply, RG&E believes that its single-retailer program offers unique opportunities for marketers, that its retail backout credit (in conjunction with RG&E's rate for wholesale power sales to marketers) affords a sound basis for competitive service, and that its implementation schedule is reasonable and appropriate; moreover, each of these essential elements of the retail access program is expressly established by the rate and restructuring Settlement. RG&E believes that the program fully and fairly advances the goals of increased competition for energy services, and is in full compliance with the Settlement. Nevertheless, it is not possible at this time to predict with assurance whether or not, in response to the petitions, the PSC might require that the program be changed in some manner.

     The PSC is conducting proceedings that are intended to bring more administrative consistency among New York State utilities and potentially offer additional services for energy service companies to provide. These include an on-going national effort regarding uniform business practices, and proceedings that include standardized billing (single billing options), provider of last resort (POLR), electronic data interchange (EDI), and competitive metering. RG&E continues to assess the scope and impact of such changes on its operations as retail access continues to evolve.

     NINE MILE NUCLEAR PLANTS. On June 24, 1999, Niagara Mohawk and New York State Electric and Gas (NYSEG) announced their intention to sell their interests in the Nine Mile One and Nine Mile Two nuclear plants to AmerGen Energy Company, L.L.C. (AmerGen), a joint venture of PECO Energy of Philadelphia and British Energy. Niagara Mohawk owns 41 percent of Nine Mile Two and 100 percent of Nine Mile One and NYSEG owns 18 percent of Nine Mile Two.

     RG&E's 14 percent interest in Nine Mile Two was not included in the proposal but RG&E has a right of first refusal to buy the plants on terms at least as favorable as those offered, assuming the transaction were to proceed as proposed. RG&E exercised its right of first refusal but in the ensuing discussions with the PSC staff it became clear that the transaction on the terms proposed would not be approved by the PSC.

     On April 25, 2000, the PSC issued an order that allows NYSEG and Niagara Mohawk to withdraw their petition to sell their interests in the Nine Mile plants to AmerGen. The order concludes that Nine Mile's market value is "greatly in excess of the original AmerGen purchase price" and that multiple bidders are now interested in the Nine Mile plants. The order also concludes that "...failure for the utilities to determine the market value of the Nine Mile facilities at this time, through an open process, would raise serious prudence questions". With respect to stranded costs, the PSC order indicates that stranded costs cannot be finally quantified "until the disposition of the plants by the utilities is decided." The PSC's order does, however, observe (1) that a sale would be considered within its policy of separating generation from transmission and distribution, (2) that a sale at current market values would constitute appropriate mitigation of stranded costs and (3) that ratemaking treatment of a sale would be resolved in accordance with each company's competitive opportunities/restructuring order taking into account reduced risk and corollary divestiture effects.

     On June 1, 2000, RG&E issued a press release announcing an auction process by RG&E, Central Hudson Gas & Electric Corporation, NYSEG and Niagara Mohawk in connection with their ownership interests in Nine Mile Two and Niagara Mohawk's interest in Nine Mile Point Unit 1.

     Discussions with the staff of the PSC and Nine Mile Two co-owners regarding the auction process and the regulatory impact thereof continue but RG&E is unable to predict the ultimate outcome. At June 30, 2000 the net book value of RG&E's 14 percent interest in the Nine Mile Two generating facility was approximately $370 million.

     NEW YORK INDEPENDENT SYSTEM OPERATOR. In November 1999 following FERC approval, the New York State Independent System Operator (NYISO) implemented a competitive wholesale market for the sale, purchase and transmission of electricity and ancillary services in New York State. NYISO tariffs for market-based rates for energy, ancillary services, and installed capacity sold through the NYSIO were approved by FERC. The NYISO and the New York State Reliability Council were formed to restructure the New York Power Pool in response to FERC Order 888.

     Earlier this year, the NYISO's total cost of providing operating reserves on an hourly basis exceeded the cost that would be expected in a workable competitive marketplace. During the first quarter, RG&E, in addition to other New York State public utilities and several load-serving entities, experienced rising prices to maintain operating reserves within the NYISO system. For example, in December 1999, on an average monthly basis, RG&E paid $.51/MWH for
operating reserves.  In January, 2000, the figure was $1.10/MWH.   In February,
2000, RG&E's average monthly cost for operating reserves was $6.01/MWH. During the second quarter RG&E did not experience such high prices as it did in the first quarter and the average cost for operating reserves decreased to $.92/MWH. For comparison purposes, the rate charged by RG&E under its Open Access Transmission Tariff (OATT) was $.31/MWH.

     On April 7, 2000 RG&E filed a complaint with FERC against the NYISO. RG&E sought corrective re-calculation of operating reserve prices for prior periods and prospective relief from injuries resulting from the NYISO's operating reserves market. Niagara Mohawk and NYSEG filed similar complaints with FERC against the NYISO. On March 27, the NYISO filed with FERC for the immediate authority to suspend the use of market-based bids in the New York markets for operating reserves.

     On May 31, 2000 FERC issued an order accepting the NYISO's request for bidding restrictions in the 10-minute non-spinning reserve market amounting to $2.52/MWH. FERC directed the NYISO to address the issue of self-supply and file a plan to correct the problem by September 1, 2000. However, they denied the requests from RG&E and Niagara Mohawk for retrospective rate relief. On June 30, 2000, RG&E filed a request for rehearing related to retrospective rate relief and the issue of self-supply.

     At the present time, RG&E cannot predict what effects, if any, regulations ultimately adopted by FERC will have on future operations or the financial condition of RGS or RG&E.

     COMPETITION AND THE COMPANY'S PROSPECTIVE FINANCIAL POSITION. With PSC approval, RG&E has deferred certain costs rather than recognize them on its statement of income when incurred. Such deferred costs are then recognized as expenses when they are included in rates and recovered from customers. Such deferral accounting is permitted by SFAS-71. These deferred costs are shown as Regulatory Assets on the Company's and RG&E's Balance Sheet and a discussion and summary of such Regulatory Assets is presented in the 1999 Form 10-K, Item 8 under Note 10 of the Notes to Financial Statements.

     In a competitive electric market, strandable assets would arise when investments are made in facilities, or costs are incurred to service customers, and such costs are not fully recoverable in market-based rates. Estimates of strandable assets are highly sensitive to the competitive wholesale market price assumed in the estimation. In a competitive natural gas market, strandable assets would arise where customers migrate away from dependence on RG&E for full service, leaving RG&E with surplus pipeline and storage capacity, as well as natural gas supplies under contract. A discussion of strandable assets is presented in Note 3 of the Notes to Financial Statements.

     At June 30, 2000 RG&E believes that its regulatory assets are probable of recovery. The Settlement in the Competitive Opportunities Proceeding does not impair the opportunity of RG&E to recover its investment in these assets. However, the PSC issued an Opinion and Order Instituting Further Inquiry on March 20, 1998 to address issues surrounding nuclear generation. The initial meeting in this Inquiry was held in January 1999 (see 1999 Form 10-K, Item 7 under the heading "PSC Proceeding on Nuclear Generation"). The ultimate determination in this proceeding or any proceeding to consider RG&E's proposed sale of Nine Mile Two as discussed under the heading "Nine Mile Nuclear Plants" could have an impact on strandable assets and the recovery of nuclear costs.

RATES AND REGULATORY MATTERS

     PSC GAS RESTRUCTURING POLICY STATEMENT. On November 3, 1998, the PSC issued a gas restructuring policy statement (Gas Policy Statement) announcing its conclusion that, among other things, the most effective way to establish a competitive gas supply market is for gas distribution utilities to cease selling gas. The PSC established a transition process in which it plans to address three groups of issues: (1) individual gas utility plans to implement the PSC's vision of the market; (2) key generic issues to be dealt with through collaboration among gas utilities, marketers, pipelines and other stakeholders, and (3) coordination of issues that are common to both the gas and the electric industries. The PSC has encouraged settlement negotiations with each gas utility pertaining to the transition to a fully competitive gas market. RG&E, the PSC Staff and other interested parties have been participating in settlement discussions in response to the specific requirements of the Policy Statement.

     GAS RETAIL ACCESS SETTLEMENT. On June 14, 2000, in connection with on-going settlement negotiations pertaining to RG&E's gas rate and restructuring proposal filed with the PSC on January 28, 2000 RG&E, the PSC staff, and certain other parties to the negotiations entered into a Settlement Agreement Pertaining to Certain Elements of Natural Gas Retail Access Program (Retail Access Settlement). For a description of the Retail Access Settlement see Part I, Note 3 of the Financial Statements under the heading "Gas Retail Access Settlement."

     RG&E, the PSC staff, and other parties anticipate continuing settlement negotiations aimed at a comprehensive gas rate and restructuring settlement. RG&E is unable to predict the ultimate outcome of these negotiations or any PSC decision pertaining thereto.

     FLEXIBLE PRICING TARIFF. Under its flexible pricing tariff for major industrial and commercial electric customers, RG&E may negotiate competitive electric rates at discount prices to compete with alternative power sources, such as customer-owned generation facilities. For further information with respect to the flexible pricing tariff see RG&E's 1999 Form 10-K, Item 7 under Rates and Regulatory Matters.

     FERC GAS MARKET PROPOSALS. On February 9, 2000, FERC issued Order No. 637, its final rule addressing "Regulation of Short-Term Natural Gas Transportation Services" (RM98-10) and "Regulation of Interstate Natural Gas Transportation Services" (RM98-12). On June 5, 2000 FERC issued Order No.637-A providing clarification and additional guidance. The Order revises FERC's regulations to improve the efficiency of the gas transportation market and to provide captive customers with the opportunity to reduce their cost of holding long-term pipeline capacity. The Order: (1) waives the price ceiling for released capacity of less than one year until September 30, 2002; (2) permits pipelines to propose peak and off-peak and term differentiated rates providing that they still satisfy the revenue and cost constraints of traditional rate-making, and excess revenues are split with firm customers; (3) revises FERC's regulations on scheduling procedures, capacity segmentation and pipeline penalties; (4) states that the right of first refusal will apply in the future to contracts for 12 consecutive months or more of service at maximum rates; (5) amends and supplements reporting requirements to require interstate pipelines to report additional information on transactions, operationally available capacity, and an expanded index of customers.

     Order 637/637-A requires each pipeline to make a compliance filing. The filing schedule has one-third of the pipelines filing on June 15, 2000, the next group on July 15, 2000 and the last group on August 15, 2000. The first group of pipelines included major suppliers of RG&E. RG&E filed comments in response on July 17, 2000. At the present time there is no timetable for FERC action on the proposals. Therefore, RG&E cannot predict what effects, if any, regulations ultimately adopted by FERC will have on future operations or the financial condition of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of 2000, RGS's and RG&E's cash flow from operations (see Statements of Cash Flows) provided the funds for construction expenditures, the payment of dividends, the retirement of long-term debt (see "Redemption of Securities" below) and the purchase of treasury stock. Cash used for investing activities in the first six months was higher reflecting mainly higher net additions to utility plant. Cash used in financing activities in the first six months was slightly higher reflecting mainly the redemption of long term debt as described below under "Redemption of Securities" partially offset by an increase in short term borrowings. Capital requirements of the Company during 2000 are anticipated to be satisfied from the combination of internally generated funds and short-term credit arrangements.

     CAPITAL AND OTHER REQUIREMENTS. RGS's and RG&E's capital requirements relate primarily to expenditures for energy delivery, including electric transmission and distribution facilities and gas mains and services as well as nuclear fuel, electric production, the repayment of existing debt and the repurchase of outstanding shares of Common Stock. RG&E has no further plans to install additional baseload generation.

     Capital Requirements. Capital requirements for the Company in 2000 are currently estimated at $184 million of which $154 million is for construction and $30 million was for the payment of 7% First Mortgage Bonds due 1/14/00. RG&E's portion of total construction requirements is $151 million. Approximately $66 million had been expended for construction as of June 30, 2000, reflecting primarily RG&E's expenditures for nuclear fuel and upgrading electric transmission and distribution facilities and gas mains.

     FINANCING. RG&E generally utilizes its credit agreements and unsecured lines of credit to meet any interim external financing needs prior to issuing any long-term securities. For information with respect to RGS's and RG&E's short-term borrowing arrangements and limitations, see the 1999 Form 10-K, Item 8 under Note 9 of the Notes to Financial Statements.

     REDEMPTION OF SECURITIES. On January 14, 2000, RG&E redeemed at maturity $30 million of 7% First Mortgage Bonds, Designated Secured Medium Term Notes, Series A. RG&E does not anticipate redeeming any securities for the remainder of the year 2000.

     STOCK REPURCHASE PLAN. In April 1998, the PSC approved a Stock Repurchase Plan for RG&E providing for the repurchase of Common Stock having an aggregate market value not to exceed $145 million. RG&E began the repurchase program in May 1998 and 3,747,400 shares of Common Stock have been repurchased for approximately $100.1 million through June 30, 2000. The average cost per share purchased during the six months ended June 30, 2000 was $21.94.

EARNINGS SUMMARY

RGS:
----

     RGS reported higher earnings of $0.49 per share for the second quarter ended June 30, 2000, higher than the $0.37 per share for the same period in 1999. Earnings for the six-month period ended June 30, 2000 were $1.57 per share compared to $1.35 per share for 1999. Increased wholesale electric sales, reduced expenses and the Company's share buyback program, which resulted in a reduction in shares outstanding, positively affected results in the current quarter and first six months of this year.

     Total operating revenues reflect a $13.0 million revenue increase from wholesale electric sales, offset by the effects of a decline in electric retail base rates effective July 1, 1999. The Company had more power available to sell to the wholesale market in the second quarter of 2000 than was available in 1999 when the R. E. Ginna Nuclear Power Plant was in a scheduled refueling outage.
In addition, higher wholesale market prices were realized this year compared to 1999. Gas revenues, net of gas expenses, for the second quarter excluding a 1999 adjustment for unbilled gas revenues were up $4.0 million due to an increase in gas sales as a result of cooler weather. Year-to-date results were affected by the same factors regarding the second quarter except temperatures for the first six months of the year were 5.7% warmer compared to 1999, which had an unfavorable effect on therm sales of gas. The market for purchased electricity did not materially affect quarterly and year-to-date results, as weather conditions in the Company's service area were moderate and the Company was able to substantially supply its customers from existing resources.

     Non-fuel operating expenses for the second quarter were down $11.8 million compared to the same period in 1999 when the Company increased its reserve for uncollectible accounts by $7.0 million. Other reductions this quarter in non-fuel operating expenses included the absence of Y2K expenses and the recognition of pension income, which is now being recognized monthly. Year-to-date non-fuel operating expenses were affected by the same items as the second quarter, partially offset by increased fees associated with the NYISO, which began operation on November 18, 1999. The NYISO replaced the New York Power Pool and now manages the bulk transmission system in New York State.

     RGS continues to grow its unregulated electric, natural gas and petroleum-based energy products and services businesses through its subsidiary, Energetix. Combined with its subsidiary, Griffith, Energetix now serves a total of 115,000 customers. For the first six months of 2000, Energetix and Griffith realized a modest profit on combined operating revenues of $213.4 million. Revenues were affected by significant customer growth for Energetix and increased commodity prices for Griffith.

RG&E:
-----

     Earnings for RG&E reflect the same issues discussed above for RGS except
that discussions relating to Energetix and Griffith are not applicable.   The
RG&E Income Statements for the three month and six month periods ended June 30, 1999, reflect the consolidated operations of RG&E and its former subsidiaries, Energetix and RGS Development. On August 2, 1999 the holding company RGS was formed and RG&E, Energetix and RGS Development then became subsidiaries of RGS. The RG&E Income Statements for the three month and six month periods ended June 30, 2000, reflect only the operating results of RG&E.

RESULTS OF OPERATIONS

     The following financial review identifies the causes of significant changes in the amounts of revenues and expenses for RGS (regulated and unregulated business) and RG&E (regulated business), comparing the three-month and six-month periods ended June 30, 2000 to the three-month and six -month periods ended June 30, 1999. The operating results of the regulated business reflect RG&E's electric and gas sales and services and the operating results of the unregulated business reflect Energetix operations. Currently, the majority of RGS's operating results reflect the operating results of RG&E and the factors that affect operating results for RG&E are the significant factors that affect comparable operating results for RGS, unless otherwise noted.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999
-----------------------------------------------------------------------------

     OPERATING REVENUES AND SALES. Unconsolidated regulated electric revenues were $171.3 million for the second quarter of 2000 as compared to $174.3 million for the same period a year ago. Together, electric revenues from regulated retail electric sales and electric sales to energy marketers were down $16 million reflecting a 1999 unbilled revenue adjustment of $7.1 million, unfavorable weather and decreased rates. Partially offsetting these lower electric revenues was a $13.0 million increase in revenues from the sale of energy to other electric utilities (OEU sales). The increase in OEU sales reflects favorable market conditions and increased capacity to sell power to other electric utilities due to the availability of generation from RG&E's Ginna nuclear plant for the entire quarter offset somewhat by a Nine Mile Two 48-day refueling outage which began on March 4, 2000. Ginna is expected to be
undergoing a refueling outage later this year.   Despite 5.2% colder weather on
a heating-degree day basis, regulated gas revenues, net of fuel, were down slightly for the second quarter of 2000 compared to a year ago mainly due to a 1999 unbilled revenue adjustment of $6.1 million.

     Unregulated operations are reflected on RG&E's financial statements only prior to August 1, 1999, the day preceding the formation of the holding company, RGS Energy Group, Inc. Subsequent to that date, only regulated RG&E operations are reflected on the RG&E financials.

     Unconsolidated unregulated revenues were $101.6 million for the second quarter of 2000 as compared to $58.6 million for the same period a year ago. This increase reflects mainly the recovery of higher purchased fuel prices for gasoline and fuel oil, a growth in electric and gas customers, and a growth in customer base through acquisitions made by Griffith. Revenues from Griffith are included under "Other Revenues" on RGS's Income Statements and RG&E's 1999 Income Statement. For heating oil and propane, Griffith experiences seasonal fluctuations due to the dependence on spaceheating sales during the heating season. Unregulated sales also reflect the migration of electric and gas customers from the regulated to the unregulated business.

     OPERATING EXPENSES. Higher regulated fuel expenses reflect increased purchased electricity costs due to an increase in the cost per unit purchased and the effect from lower generation from the Nine Mile Two refueling shutdown and the closing of Beebee Station which occurred in April 1999. The decrease in non-fuel operation and maintenance expenses (O&M) for both RGS and RG&E reflects a $7 million increase in 1999 of the RG&E reserve for uncollectible accounts. Other reductions this quarter in non-fuel O&M include the recognition of pension income ($4.0 million), which is now being recognized monthly and the absence of Y2K expenses ($2.6 million). The decrease in regulated depreciation expense reflects mainly the retirement of RG&E generating plant facilities in 1999. Regulated State, local and other taxes declined reflecting mainly lower revenues and a lower gross receipts tax rate. The difference in income tax is attributable to pre-tax earnings, a reclassification of the state gross receipts tax to state income tax and a true-up of both federal and state income tax for a new state income tax effective January 1, 2000 (see Part I, Note 1, "New York State Tax Changes").

     Higher unregulated fuel costs reflect the increase in Griffith's costs of fuel oil and gasoline in the second quarter of 2000 as compared to a year ago. The increase in unregulated non-fuel O&M for RGS reflects primarily operating expenses for Griffith, payroll expenses and general and administrative expenses. These unregulated expenses were not included for RG&E after the August 1999 reorganization described above.

     OTHER STATEMENT OF INCOME ITEMS. The changes in regulated Other Income and Deductions, Other-net reflect mainly a charge for reconciliation of RGE's 1999 purchased power expense ($3.3 million). The increase in regulated interest expense reflects mainly the interest on $100 million of first mortgage bonds issued by RG&E in October 1999. Preferred stock dividends decreased due to the redemption of an RG&E Preferred stock issue on September 1, 1999 pursuant to a mandatory sinking fund.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999
-------------------------------------------------------------------------

     OPERATING REVENUES AND SALES. In the first six months of 2000, unconsolidated regulated electric revenues were $348.0 million as compared to $338.4 million for the same period a year ago. Compared to last year, revenues from the sale of energy to other electric utilities were up $21.9 million driven by the same factors as discussed above for the second quarter. Partially offsetting these favorable results was a drop of $12.3 million from a combination of electric revenues from regulated retail electric sales and electric sales to energy marketers reflecting the 1999 unbilled revenue adjustment described above, unfavorable weather and decreased rates. Regulated gas revenues, net of fuel expenses, were down slightly due mainly to the 1999 unbilled gas revenue adjustment described above.

     As discussed above, unregulated operations are reflected on RG&E's financial statements only prior to August 1, 1999.

     Unconsolidated unregulated revenues were $213.4 million for the first six months of 2000 as compared to $114.7 million last year for the same reasons discussed for the second quarter.

     OPERATING EXPENSES. Higher regulated fuel expenses and higher other fuel costs increased for the same reasons discussed for the second quarter.

     The decrease in regulated non-fuel O&M was affected by the same factors previously discussed for the quarter. The decrease was partially offset by an increase of $ 7.7 million for electric transmission and wheeling charges related to implementation of the NYISO (see discussion under "New York Independent System Operator") which mainly impacted first quarter results. The NYISO assumed control and operation of the New York State electric transmission system from the New York Power Pool during the fourth quarter of 1999 pursuant to orders from the FERC. The decrease in regulated depreciation reflects mainly the retirement of RG&E generating plant facilities in 1999. The factors affecting variances in regulated State, local and other taxes and income taxes for the quarterly period are also applicable for the six-month comparison period.

     The increase in unregulated non-fuel O&M for RGS reflects primarily operating expenses for Griffith, payroll expenses and general and administrative expenses.

     OTHER STATEMENT OF INCOME ITEMS. The factors affecting variances in regulated other (income) and deductions-net, interest charges and dividends on preferred stock for the quarterly period are also applicable for the six-month comparison period.

DIVIDENDS

     On June 21, 2000, the Board of Directors of RGS authorized a common stock dividend of $.45 per share, which was paid on July 25, 2000 to shareholders of record on July 3, 2000. Also on June 21, 2000, The Board of Directors of RG&E declared dividends on its Preferred Stocks at the regular rates per share payable on September 1, 2000 to stockholders of record on August 1, 2000.

     The ability of RGS to pay common stock dividends is governed by the ability of RGS's subsidiaries to pay dividends to RGS. Because RG&E is by far the largest of the subsidiaries, it is expected that for the foreseeable future the funds required by RGS to enable it to pay dividends will be derived predominantly from the dividends paid to RGS by RG&E. In the future, dividends from subsidiaries other than RG&E may also be a source of funds for dividend payments by RGS. RG&E's ability to make dividend payments to RGS will depend upon the availability of retained earnings and the needs of its utility business. In addition, pursuant to the PSC order approving the formation of RGS, RG&E may pay dividends to RGS of no more than 100% of RG&E's net income calculated on a two-year rolling basis. The calculation of net income for this purpose excludes non-cash charges to income resulting from accounting changes or certain PSC required charges as well as charges that may arise from significant unanticipated events. This condition does not apply to dividends that would be used to fund the remaining portion of RG&E's $100 million authorization for unregulated operations (about $39 million at June 30, 2000). The level of future cash dividend payments on Common Stock will be dependent upon RGS's future earnings.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK.

     RG&E is exposed to interest rate and commodity price risks.

     The interest rate risk relates to new debt financing needed to fund capital requirements, including maturing debt securities, and to variable rate debt. RG&E manages its interest rate risk through the issuance of fixed -rate debt with varying maturities and through economic refundings of debt through optional redemptions. A portion of RG&E's long-term debt consists of long-term Promissory Notes, the interest component of which resets on a periodic basis reflecting current market conditions. RG&E was not participating in any derivative financial instruments for managing interest rate risks as of June 30, 2000 or December 31, 1999.

     The commodity price risk relates to market fluctuations in the price of natural gas, electricity, and other petroleum-related products used for resale. Commodity purchases and electric generation are based on projected demand for power generation and customer delivery of electricity, natural gas and petroleum products. RG&E enters into forward contracts for natural gas to hedge the effect of price increases and reduce volatility on gas purchased for resale. Under the Competitive Opportunities Settlement, RG&E's electric rates are capped at specified levels through June 30, 2002. Long-term fixed supply contracts and owned electric generation significantly reduce RG&E's exposure to market
fluctuations for procurement of its electric supply.   Owned generation subjects
the Company to operating risk. Operating risk is managed through a combination of strict operating and maintenance practices and the use of financial instruments. In the event RG&E's generation assets fail to perform as planned, generation insurance and purchased call options reduce the Company's exposure to electric price spikes in the summer months.

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

      Energetix has entered into electric and natural gas purchase commitments with numerous suppliers. These commitments support fixed price offerings to retail electric and gas customers. Griffith is in the business of purchasing various petroleum-related commodities for resale to its customers. To manage the resulting market price risk, Griffith enters into various exchange-traded futures and option contracts and over-the-counter contracts with third parties. All hedge contracts are accounted for under the deferral method with gains and losses from the hedging activity included in the cost of sales as inventories are sold or as the hedge transaction occurs. Commodity instruments not designated as effective hedges are marked to market at the end of the reporting period, with the resulting gains or losses recognized in cost of sales. These contracts are closely monitored on a daily basis to manage the price risk associated with inventory and future sales commitments. At June 30, 2000 and December 31, 1999 Griffith's net deferred gains on open hedge contracts were immaterial.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      Reference is made to Part I, Item 3, Legal proceedings in the RGS and RG&E combined 1999 Form 10-K and Part II, Item 1, Legal Proceedings in the RGS and RG&E combined Form 10-Q for the quarter ended March 31, 2000.

      For additional information on Legal Proceedings reference is made to Note 3 of the Notes to Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits: See Exhibit Index below.

 (b) Reports on Form 8-K:

          RGS Energy Group, Inc.

          Rochester Gas and Electric Corporation

          A report was filed on Form 8-K dated May 25, 2000 reporting under Item 5, Other Events, (a) NYSDEC issued an air pollution notice of violation to RG&E regarding operation of its Beebee and Russell coal-fired generation plants and
(b) filing as an exhibit a Press Release of RG&E announcing an auction process by RG&E, NYSEG and Niagara Mohawk in connection with their ownership interests in Nine Mile Two and Niagara Mohawk's interest in Nine Mile One.

                                 EXHIBIT INDEX

Exhibit 10-1* Change of Control Agreement effective April 26, 2000 between RGS, Energetix and Michael J. Bovalino.

Exhibit 10-2* Change of Control Agreement effective April 26, 2000 between RGS, RG&E and Thomas S. Richards.

Exhibit 10-3* Change of Control Agreement effective April 26, 2000 between RGS, RG&E and J. Burt Stokes.

Exhibit 10-4* Change of Control Agreement effective April 26, 2000 between RGS, RG&E and Michael T. Tomaino.

Exhibit 10-5* Change of Control Agreement effective April 26, 2000 between RGS, RG&E and Paul C. Wilkens.

Exhibit 27-1 Financial Data Schedule pursuant to Item 601(c) of Regulation S-K for RGS.

Exhibit 27-2 Financial Data Schedule pursuant to Item 601(c) of Regulation S-K for RG&E.

   * Denotes executive compensation plans and arrangements.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            RGS ENERGY GROUP, INC.
                            ----------------------
                                 (Registrant)

Date: August 11, 2000                   By   /s/ J.B. STOKES
                                           --------------------------
                                                 J.Burt Stokes
                                           Senior Vice President and
                                            Chief Financial Officer

Date: August 11, 2000                   By  /s/ WILLIAM J. REDDY
                                           ----------------------
                                              William J. Reddy
                                                 Controller

                            ROCHESTER GAS AND ELECTRIC CORPORATION
                            --------------------------------------
                                         (Registrant)

Date: August 11, 2000                   By   /s/ J.B. STOKES
                                           --------------------------
                                                 J.Burt Stokes
                                           Senior Vice President and
                                            Chief Financial Officer

Date: August 11, 2000                   By  /s/ WILLIAM J. REDDY
                                           ----------------------
                                              William J. Reddy
                                           Vice President and
                                            Controller