Form 10-Q
period 2000-09-30
RGS ENERGY GROUP INC; ROCHESTER GAS & ELECTRIC CORP
filed 2000-11-13
CIK 1073353, 84557

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q



     (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  September 30, 2000
                                     ------------------
                                    OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
                                    -----------------    -------------


Commission     Registrant, State of Incorporation     I.R.S. Employer
File Number    Address and Telephone Number           Identification No.
-------------  ----------------------------------     ------------------

0-30338        RGS Energy Group, Inc.                     16-1558410
               (Incorporated in New York)
               Rochester, NY  14649
               Telephone (716)771-4444

1-672          Rochester Gas and Electric Corporation     16-0612110
               (Incorporated in New York)
               Rochester, NY  14649
               Telephone (716)546-2700


  Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes  X        No
                       ---          ---

  As of the close of business on October 31, 2000, (i) RGS Energy Group, Inc.
(RGS) had outstanding 34,516,513 shares of Common Stock ($.01 par value) and,
(ii) all of the outstanding shares of Common Stock ($5 par value) of Rochester Gas and Electric Corporation (RG&E) were held by RGS.

  RG&E meets the conditions set forth in General Instructions (H)(1)(a) and (b) of Form 10-Q and is therefore, filing this form with the reduced disclosure format pursuant to General Instructions (H)(2).

                                     INDEX


                                                                                                                    Page No.
PART I - FINANCIAL INFORMATION

  RGS Energy Group, Inc.
  Consolidated Balance Sheet - September 30, 2000 and
    December 31, 1999.......................................................................................           1 - 2

   Consolidated Statement of Income - Three Months and Nine Months Ended
     September 30, 2000 and 1999............................................................................           3 - 4

   Consolidated Statement of Cash Flows - Nine Months Ended
     September 30, 2000 and 1999............................................................................               5

  Rochester Gas and Electric Corporation
    Balance Sheet - September 30, 2000 and December 31, 1999................................................           6 - 7

  Statement of Income - Three Months and Nine Months Ended
    September 30, 2000 and 1999.............................................................................           8 - 9

  Statement of Cash Flows - Nine Months Ended
    September 30, 2000 and 1999.............................................................................              10


 Notes to Financial Statements..............................................................................          11 -17

 Management's Discussion and Analysis of Financial
    Condition and Results of Operations.....................................................................         17 - 29

 Quantitative and Qualitative Disclosures About
   Market Risk..............................................................................................         29 - 30

PART II - OTHER INFORMATION

 Legal Proceedings..........................................................................................              30

 Exhibits and Reports on Form 8-K...........................................................................              30

 Signatures.................................................................................................              31


                               -----------------
Filing Format

This Quarterly report on Form 10-Q is a combined quarterly report being filed by two different registrants: RGS and RG&E. RGS became the holding company for RG&E on August 2, 1999. Except where the content clearly indicates otherwise, any references in this report to "RGS" includes all subsidiaries of RGS, including RG&E. RG&E makes no representation as to the information contained in this report in relation to RGS and its subsidiaries other than RG&E.

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

CWIP                Construction work-in progress

RGS Development     RGS Development Corporation, a wholly-owned subsidiary of
                    the Company

EITF                Emerging Issues Task Force of the Financial Accounting
                    Standards Board

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

NYISO               New York Independent System Operator

O&M                 Operation and Maintenance

PSC                 New York State Public Service Commission

RG&E Rochester Gas and Electric Corporation, a wholly-owned subsidiary of RGS

SEC                 Securities and Exchange Commission

Electric Settlement 1997 Competitive Opportunities Case Settlement among RG&E,
                    PSC and other parties which provides the framework for the development of competition in the electric energy marketplace through June 30, 2002

SFAS                Statement  of Financial Accounting Standards

PART 1 - FINANCIAL INFORMATION
------------------------------

ITEM1. FINANCIAL STATEMENTS


                            RGS ENERGY GROUP, INC.
                          CONSOLIDATED BALANCE SHEET
                             (Thousand of Dollars)


                                                                  September 30,          December 31,
                                                                      2000                   1999
Assets                                                             Unaudited)
-----------------------------------------------------------------------------------------------------
Utility Plant
Electric                                                           $2,448,221              $2,399,532
Gas                                                                   461,587                 453,634
Common                                                                137,542                 130,118
Nuclear                                                               291,640                 270,447
                                                                   ----------              ----------
                                                                    3,338,990               3,253,731
Less:  Accumulated depreciation                                     1,723,253               1,636,955
       Nuclear fuel amortization                                      251,274                 239,243
                                                                   ----------              ----------
                                                                    1,364,463               1,377,533
Construction work in progress                                         113,234                  95,862
                                                                   ----------              ----------
           Net Utility Plant                                        1,477,697               1,473,395
                                                                   ----------              ----------

Current Assets
Cash and cash equivalents                                               1,685                   8,288
Accounts receivable, net of allowance for doubtful accounts:
  2000 - $34,236; 1999 - $34,026                                       90,137                  90,239
Unbilled revenue receivable                                            35,908                  58,005
Materials, supplies and fuels                                          65,254                  38,206
Prepayments                                                            34,672                  24,576
Other current assets                                                    2,229                     523
                                                                   ----------              ----------
           Total Current Assets                                       229,885                 219,837
                                                                   ----------              ----------

Intangible Assets
Goodwill, net                                                          12,678                  13,894
Other Intangible Assets                                                13,890                   7,338
                                                                   ----------              ----------
           Total Intangible Assets                                     26,568                  21,232
                                                                   ----------              ----------

Deferred Debits and Other Assets
Nuclear generating plant decommissioning fund                         243,571                 220,815
Nine Mile Two deferred costs                                           27,418                  28,206
Unamortized debt expense                                               16,997                  17,984
Other deferred debits                                                   7,129                  13,137
Regulatory assets                                                     436,692                 466,231
Other assets                                                              614                   2,037
                                                                   ----------              ----------
           Total Deferred Debits and Other Assets                     732,421                 748,410
                                                                   ----------              ----------
           Total Assets                                            $2,466,571              $2,462,874
                                                                   ----------              ----------

                            RGS ENERGY GROUP, INC.
                          CONSOLIDATED BALANCE SHEET
                             (Thousand of Dollars)

                                                                           September 30,           December 31,
                                                                               2000                    1999
Capitalization and Liabilities                                             (Unaudited)
---------------------------------------------------------------------------------------------------------------
Capitalization
Long term debt - mortgage bonds                                            $  580,117              $  580,070
               - promissory notes                                             233,158                 235,395
Affiliate preferred stock redeemable at option of Company                      47,000                  47,000
Affiliate preferred stock subject to mandatory redemption                      25,000                  25,000
Common shareholders' equity
Common stock
  Authorized 100,000,000 shares; 38,885,813 shares
  issued at September 30, 2000 and at December 31, 1999                       700,803                 700,268
Retained earnings                                                             174,745                 153,186
                                                                           ----------              ----------
                                                                              875,548                 853,454
  Less: Treasury stock at cost (4,222,700 shares at September 30, 2000
          and 2,942,600 shares at December 31, 1999)                          112,811                  83,252
                                                                           ----------              ----------
        Total Common Shareholders' Equity                                     762,737                 770,202
                                                                           ----------              ----------
        Total Capitalization                                                1,648,012               1,657,667
                                                                           ----------              ----------
Long Term Liabilities
  Nuclear waste disposal                                                       95,792                  91,743
  Uranium enrichment decommissioning                                           11,279                  10,911
  Site remediation                                                             22,988                  23,698
                                                                           ----------              ----------
                                                                              130,059                 126,352
                                                                           ----------              ----------
Current Liabilities
Long term debt due within one year                                              8,189                  37,643
Short term debt                                                                44,000                  10,500
Accounts payable                                                               83,939                  54,221
Dividends payable                                                              16,515                  17,078
Equal payment plan                                                              4,483                  10,529
Other                                                                          44,315                  39,385
                                                                           ----------              ----------
        Total Current Liabilities                                             201,441                 169,356
                                                                           ----------              ----------
Deferred Credits and Other Liabilities
Accumulated deferred income taxes                                             285,821                 318,694
Pension costs accrued                                                          35,665                  48,628
Kamine deferred costs                                                          53,598                  58,738
Post employment benefits                                                       53,860                  48,653
Other                                                                          58,115                  34,786
                                                                           ----------              ----------
        Total Deferred Credits and Other Liabilities                          487,059                 509,499
                                                                           ----------              ----------

Commitments and Other Matters                                                       -                       -
                                                                           ----------              ----------
        Total Capitalization and Liabilities                               $2,466,571              $2,462,874
                                                                           ----------              ----------

The accompanying notes are an integral part of the financial statements.

                             RGS Energy Group Inc.
                       Consolidated Statement of Income
                            (Thousands of dollars)
                                  (Unaudited)
-------------------------------------------------------------------------------

                                                                      For the Three Months Ended
                                                                            September 30,
                                                                       2000                  1999
                                                                   ----------           -----------
OPERATING REVENUES
 Electric                                                            $ 189,569             $ 190,372
 Gas                                                                    37,428                32,300
 Other                                                                  87,308                57,181
                                                                     ---------             ---------
  Total Operating Revenues                                             314,305               279,853

OPERATING EXPENSES
Fuel Expenses
 Fuel for electric generation                                           13,382                15,629
 Purchased electricity                                                  27,928                16,166
 Gas purchased for resale                                               24,915                18,160
 Unregulated fuel expenses                                              80,310                51,466
                                                                     ---------             ---------
  Total Fuel Expenses                                                  146,535               101,421
                                                                     ---------             ---------
Operating Revenues Less Fuel Expenses                                  167,770               178,432

Other Operating Expenses
 Operations and maintenance excluding fuel                              80,053                77,957
 Unregulated operating and maintenance expenses excluding fuel           6,974                 6,062
 Depreciation and amortization                                          29,200                28,967
 Taxes - state, local and other                                         21,541                26,449
 Income taxes                                                            3,040                 9,330
                                                                     ---------             ---------
  Total Other Operating Expenses                                       140,808               148,765
                                                                     ---------             ---------
Operating Income                                                        26,962                29,667

OTHER (INCOME) AND DEDUCTIONS
 Allowance for other funds used during construction                       (225)                 (124)
 Income taxes                                                              473                   677
 Other - net                                                            (2,963)               (1,870)
                                                                     ---------             ---------
  Total Other (Income) and Deductions                                   (2,715)               (1,317)

INTEREST CHARGES
 Long term debt                                                         14,458                12,996
 Other - net                                                             1,485                 1,297
 Allowance for borrowed funds used during construction                    (361)                 (199)
                                                                     ---------             ---------
  Total Interest Charges                                                15,582                14,094
                                                                     ---------             ---------
Preferred Stock Dividend Requirements                                      925                   925
                                                                     ---------             ---------
Net Income Applicable to Common Stock                                   13,170                15,965
                                                                     ---------             ---------
Average Number of Common Shares (000's)
  Common Stock                                                          34,928                36,443
  Common Stock and Equivalents                                          35,009                36,535

Earnings per Common Share - Basic                                    $    0.38             $    0.44
Earnings per Common Share - Diluted                                  $    0.38             $    0.44
Cash Dividends Paid per Common Share                                 $    0.45             $    0.45

The accompanying notes are an integral part of the financial statements.

                             RGS Energy Group Inc.
                       Consolidated Statement of Income
                            (Thousands of dollars)
                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                       Year To Date
                                                                                       September 30,
                                                                                2000                    1999
                                                                            ----------               ---------
OPERATING REVENUES
 Electric                                                                   $  543,375               $ 529,955
 Gas                                                                           214,249                 203,348
 Other                                                                         253,237                 148,447
                                                                            ----------               ---------
   Total Operating Revenues                                                  1,010,861                 881,750

OPERATING EXPENSES
Fuel Expenses
 Fuel for electric generation                                                   35,419                  37,642
 Purchased electricity                                                          64,366                  44,489
 Gas purchased for resale                                                      121,180                 105,530
 Unregulated fuel expenses                                                     229,323                 127,188
                                                                            ----------               ---------
   Total Fuel Expenses                                                         450,288                 314,849
                                                                            ----------               ---------
Operating Revenues Less Fuel Expenses                                          560,573                 566,901

Other Operating Expenses
 Operations and maintenance excluding fuel                                     218,534                 224,641
 Unregulated operating and maintenance expenses excluding fuel                  21,182                  18,379
 Depreciation and amortization                                                  87,415                  89,830
 Taxes - state, local and other                                                 71,229                  85,325
 Income taxes                                                                   46,080                  41,909
                                                                            ----------               ---------
   Total Other Operating Expenses                                              444,440                 460,084
                                                                            ----------               ---------
Operating Income                                                               116,133                 106,817

OTHER (INCOME) AND DEDUCTIONS
 Allowance for other funds used during construction                               (605)                   (507)
 Income taxes                                                                    1,814                   2,083
 Other - net                                                                    (3,679)                 (5,710)
                                                                            ----------               ---------
   Total Other (Income) and Deductions                                          (2,470)                 (4,134)

INTEREST CHARGES
Long term debt                                                                  43,540                  39,217
Other - net                                                                      4,300                   3,571
Allowance for borrowed funds used during construction                             (968)                   (811)
                                                                            ----------               ---------
   Total Interest Charges                                                       46,872                  41,977
                                                                            ----------               ---------
Preferred Stock Dividend Requirements                                            2,775                   3,158
                                                                            ----------               ---------
Net Income Applicable to Common Stock                                           68,956                  65,816
                                                                            ----------               ---------

Average Number of Common Shares (000's)
   Common Stock                                                             $   35,365                 $  36,828
   Common Stock and Equivalents                                             $   35,436                    36,863

Earnings per Common Share - Basic                                           $    1.95                 $     1.79
Earnings per Common Share - Diluted                                         $    1.95                 $     1.79
Cash Dividends Paid per Common Share                                        $    1.35                 $     1.35

The accompanying notes are an integral part of the financial statements.

                            RGS ENERGY GROUP, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                         Nine Months Ended
(Thousands of Dollars)                                                                      September 30,
----------------------------------------------------------------------------------------------------------------
                                                                                       2000                 1999*
                                                                                  ---------            ---------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income                                                                        $  71,731            $  68,974
Adjustments to reconcile net income to net cash provided
    from operating activities:
Depreciation & amortization                                                         100,298              101,681
Deferred recoverable fuel costs                                                      10,112               (1,927)
Income taxes deferred                                                               (22,643)              (3,554)
Allowance for funds used during construction                                         (1,573)              (1,318)
Unbilled revenue                                                                     22,097                4,705
Post employment benefit/pension costs                                                 4,581                5,277
Provision for doubtful accounts                                                         210                7,359
Changes in certain current assets and liabilities:
    Accounts receivable                                                                (108)                 139
    Materials, supplies and fuels                                                   (27,048)              (1,240)
    Taxes accrued                                                                    (8,570)              (2,933)
    Accounts payable                                                                 29,718               14,066
    Other current assets and liabilities, net                                        (4,946)              (5,950)
Other, net                                                                           23,193                3,183
                                                                                  ---------            ---------
                  Total Operating                                                   197,052              188,462
                                                                                  ---------            ---------

CASH FLOW FROM INVESTING ACTIVITIES
Net additions to utility plant                                                     (102,605)             (78,945)
Nuclear generating plant decommissioning fund                                       (15,536)             (15,536)
Acquisitions, net of cash                                                            (7,676)              (3,152)
Other, net                                                                                -                  (34)
                                                                                  ---------            ---------
                  Total Investing                                                  (125,817)             (97,667)
                                                                                  ---------            ---------

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from:
Proceeds from short term borrowings, net                                             33,500                2,840
Retirement of long term debt                                                        (30,000)                   -
Retirement of preferred stock                                                             -              (10,000)
Repayment of promissory notes                                                        (2,810)              (5,096)
Dividends paid on preferred stock                                                    (2,775)              (3,349)
Dividends paid on common stock                                                      (47,960)             (49,911)
Payment for treasury stock                                                          (29,559)             (27,594)
Other, net                                                                            1,766                  344
                                                                                  ---------            ---------
                  Total Financing                                                   (77,838)             (92,766)
                                                                                  ---------            ---------
                  Decrease in cash and cash equivalents                              (6,603)              (1,971)
                  Cash and cash equivalents at beginning of period                    8,288                6,523
                                                                                  ---------            ---------
                  Cash and cash equivalents at end of period                      $   1,685            $   4,552
                                                                                  ---------            ---------

* Reclassified for comparative purposes.
The accompanying notes are an integral part of the financial statements.

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                                 BALANCE SHEET
                             (Thousand of Dollars)


                                                                           September 30,      December 31,
                                                                              2000                1999
Assets                                                                     (Unaudited)
-----------------------------------------------------------------------------------------------------------
Utility Plant
Electric                                                                    $2,448,221           $2,399,532
Gas                                                                            461,587              453,634
Common                                                                         111,252              107,469
Nuclear                                                                        291,640              270,447
                                                                            ----------           ----------
                                                                             3,312,700            3,231,082
Less:  Accumulated depreciation                                              1,719,025            1,634,334
       Nuclear fuel amortization                                               251,274              239,243
                                                                            ----------           ----------
                                                                             1,342,401            1,357,505
Construction work in progress                                                  113,235               95,862
                                                                            ----------           ----------
       Net Utility Plant                                                     1,455,636            1,453,367
                                                                            ----------           ----------

Current Assets
Cash and cash equivalents                                                        3,757                6,443
Accounts receivable, net of allowance for doubtful accounts:
  2000 - $33,482; 1999 - $33,365                                                67,791               70,388
Affiliate receivable                                                            26,352               13,197
Unbilled revenue receivable                                                     29,872               55,661
Materials, supplies and fuels                                                   53,766               33,378
Prepayments                                                                     33,688               23,294
Other current assets                                                                 -                  145
                                                                            ----------           ----------
       Total Current Assets                                                    215,226              202,506
                                                                            ----------           ----------

Deferred Debits and Other Assets
Nuclear generating plant decommissioning fund                                  243,571              220,815
Nine Mile Two deferred costs                                                    27,418               28,206
Unamortized debt expense                                                        16,997               17,984
Other deferred debits                                                            7,128               13,760
Regulatory assets                                                              436,692              466,231
Other assets                                                                         -                    -
                                                                            ----------           ----------
       Total Deferred Debits and Other Assets                                  731,806              746,996
                                                                            ----------           ----------
       Total Assets                                                         $2,402,668           $2,402,869
                                                                            ----------           ----------


                    ROCHESTER GAS AND ELECTRIC CORPORATION
                                 BALANCE SHEET
                             (Thousand of Dollars)


                                                                       September 30,         December 31,
                                                                            2000                 1999
Capitalization and Liabilities                                          (Unaudited)
-----------------------------------------------------------------------------------------------------------
Capitalization
Long term debt - mortgage bonds                                          $     580,117        $     580,070
               - promissory notes                                              212,904              215,930
Preferred stock redeemable at option of Company                                 47,000               47,000
Preferred stock subject to mandatory redemption                                 25,000               25,000
Common shareholders' equity
  Authorized 50,000,000 shares; 38,885,813 shares
  issued at September 30, 2000 and at December 31, 1999                        700,803              700,268
  Retained earnings                                                            160,163              137,854
                                                                         -------------        -------------
                                                                               860,966              838,122
  Less: Treasury stock at cost (4,222,700 shares at September 30, 2000
            and 2,942,600 shares at December 31, 1999)                         112,811               83,252
                                                                         -------------        -------------
           Total Common Shareholders' Equity                                   748,155              754,870
                                                                         -------------        -------------
           Total Capitalization                                              1,613,176            1,622,870
                                                                         -------------        -------------
Long Term Liabilities
  Nuclear waste disposal                                                        95,792               91,743
  Uranium enrichment decommissioning                                            11,279               10,911
  Site remediation                                                              22,357               22,357
                                                                         -------------        -------------
                                                                               129,428              125,011
                                                                         -------------        -------------
Current Liabilities
Long term debt due within one year                                               3,998               33,781
Short term debt                                                                 31,500                    -
Accounts payable                                                                72,264               42,263
Affiliate payable                                                               14,865               12,961
Dividends payable                                                               16,515               17,078
Equal payment plan                                                               4,483               10,529
Other                                                                           33,377               33,243
                                                                         -------------        -------------
           Total Current Liabilities                                           177,002              149,855
                                                                         -------------        -------------
Deferred Credits and Other Liabilities
Accumulated deferred income taxes                                              282,991              314,683
Pension costs accrued                                                           35,665               48,628
Kamine deferred costs                                                           53,598               58,738
Post employment benefits                                                        53,860               48,653
Other                                                                           56,948               34,431
                                                                         -------------        -------------
           Total Deferred Credits and Other Liabilities                        483,062              505,133
                                                                         -------------        -------------
Commitments and Other Matters                                                        -                    -
                                                                         -------------        -------------
           Total Capitalization and Liabilities                          $   2,402,668        $   2,402,869
                                                                         -------------        -------------

The accompanying notes are an integral part of the financial statements.

                    Rochester Gas and Electric Corporation
                              Statement of Income
                            (Thousands of dollars)
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------------------
                                                                                 For the Three Months Ended
                                                                                      September 30,
                                                                             2000                       1999
                                                                          -----------------       -----------------
OPERATING REVENUES
 Electric                                                                 $         187,472       $         189,649
 Gas                                                                                 36,214                  32,266
 Other                                                                                    -                  17,433
                                                                          -----------------       -----------------
  Total Operating Revenues                                                          223,686                 239,348

OPERATING EXPENSES
 Fuel Expenses
 Fuel for electric generation                                                        13,382                  15,629
 Purchased electricity                                                               27,205                  15,972
 Gas purchased for resale                                                            23,530                  18,048
 Unregulated fuel expenses                                                                -                  15,783
                                                                          -----------------       -----------------
  Total Fuel Expenses                                                                64,117                  65,432
                                                                          -----------------       -----------------
Operating Revenues Less Fuel Expenses                                               159,569                 173,916

Other Operating Expenses
 Operations and maintenance excluding fuel                                           80,053                  77,956
 Unregulated operating and maintenance expenses excluding fuel                            -                   1,919
 Depreciation and amortization                                                       28,239                  28,430
 Taxes - state, local and other                                                      20,453                  25,669
 Income taxes                                                                         3,685                   9,694
                                                                          -----------------       -----------------
  Total Other Operating Expenses                                                    132,430                 143,668
                                                                          -----------------       -----------------
Operating Income                                                                     27,139                  30,248

OTHER (INCOME) AND DEDUCTIONS
 Allowance for other funds used during construction                                    (225)                   (124)
 Income taxes                                                                           262                     436
 Other - net                                                                         (2,469)                 (1,919)
                                                                          -----------------       -----------------
  Total Other (Income) and Deductions                                                (2,432)                 (1,607)

INTEREST CHARGES
 Long term debt                                                                      14,130                  12,750
 Other - net                                                                          1,006                   1,220
 Allowance for borrowed funds used during construction                                 (361)                   (199)
                                                                          -----------------       -----------------
  Total Interest Charges                                                             14,775                  13,771
                                                                          -----------------       -----------------
Net Income                                                                           14,796                  18,084
                                                                          -----------------       -----------------
Dividends on Preferred Stock                                                            925                     925
                                                                          -----------------       -----------------
Net Income Applicable to Common Stock                                                13,871                  17,159
                                                                          -----------------       -----------------

Average Number of Common Shares (000's)
  Common Stock                                                                       34,928                  36,443

The accompanying notes are an integral part of the financial statements.

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                              Statement of Income
                            (Thousands of dollars)
                                  (Unaudited)

-----------------------------------------------------------------------------------------------------------
                                                                                      Year To Date
                                                                                      September 30,
                                                                                 2000              1999
                                                                             -----------       ------------
OPERATING REVENUES
  Electric                                                                    $535,451          $529,232
  Gas                                                                          205,651           203,315
  Other                                                                              -           108,698
                                                                              --------          --------
    Total Operating Revenues                                                   741,102           841,245

OPERATING EXPENSES
Fuel Expenses
  Fuel for electric generation                                                  35,418            37,642
  Purchased electricity                                                         59,800            44,295
  Gas purchased for resale                                                     113,129           105,418
  Unregulated fuel expenses                                                          -            91,505
                                                                              --------          --------
    Total Fuel Expenses                                                        208,347           278,860
                                                                              --------          --------
Operating Revenues Less Fuel Expenses                                          532,755           562,385

Other Operating Expenses
  Operations and maintenance excluding fuel                                    218,534           224,641
  Unregulated operating and maintenance expenses excluding fuel                      -            14,235
  Depreciation and amortization                                                 84,549            89,292
  Taxes - state, local and other                                                67,938            84,546
  Income taxes                                                                  46,318            42,273
                                                                              --------          --------
    Total Other Operating Expenses                                             417,339           454,987
                                                                              --------          --------
Operating Income                                                               115,416           107,398

OTHER (INCOME) AND DEDUCTIONS
  Allowance for other funds used during construction                              (605)             (507)
  Income taxes                                                                   1,075             2,218
  Other - net                                                                   (1,945)           (5,760)
                                                                              --------          --------
    Total Other (Income) and Deductions                                         (1,475)           (4,049)

INTEREST CHARGES
  Long term debt                                                                42,476            38,971
  Other - net                                                                    2,965             3,495
  Allowance for borrowed funds used during construction                           (968)             (811)
                                                                              --------          --------
    Total Interest Charges                                                      44,473            41,655
                                                                              --------          --------
Net Income                                                                      72,418            69,792
                                                                              --------          --------
Dividends on Preferred Stock                                                     2,775             3,157
                                                                              --------          --------
Net Income Applicable to Common Stock                                           69,643            66,635
                                                                              --------          --------
Average Number of Common Shares (000's)
    Common Stock                                                                35,365            36,828
                                                                              --------          --------

The accompanying notes are an integral part of the financial statements.

                    ROCHESTER GAS AND ELECTRIC CORPORATION
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                                                    Nine Months Ended
(Thousands of Dollars)                                                                                September 30,
----------------------------------------------------------------------------------------------------------------------------
                                                                                              2000                      1999*
                                                                                         ---------               -----------
CASH FLOW FROM OPERATING ACTIVITIES
Net Income                                                                               $  72,418                    69,792
Adjustments to reconcile net income to net cash provided
    from operating activities:
Depreciation & amortization                                                                 97,459                    99,356
Deferred recoverable fuel costs                                                             10,112                    (1,927)
Income taxes deferred                                                                      (21,461)                   (6,620)
Allowance for funds used during construction                                                (1,573)                   (1,318)
Unbilled revenue                                                                            25,789                     5,297
Post employment benefit/pension costs                                                        4,581                     5,277
Provision for doubtful accounts                                                                117                     7,077
Changes in certain current assets and liabilities:
    Accounts receivable                                                                    (10,675)                   (2,806)
    Materials, supplies and fuels                                                          (20,387)                    1,974
    Taxes accrued                                                                           (8,928)                   (5,030)
    Accounts payable                                                                        31,905                    11,090
    Other current assets and liabilities, net                                               (7,912)                   (1,344)
Other, net                                                                                  22,774                     3,889
                                                                                         ---------               -----------
       Total Operating                                                                     194,219                   184,707
                                                                                         ---------               -----------

CASH FLOW FROM INVESTING ACTIVITIES
Net additions to utility plant                                                            (101,182)                  (77,619)
Nuclear generating plant decommissioning fund                                              (15,536)                  (15,536)
Other, net                                                                                     769                     1,547
                                                                                         ---------               -----------
       Total Investing                                                                    (115,949)                  (91,608)
                                                                                         ---------               -----------

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from:
Proceeds from short term borrowings, net                                                    31,500                     2,040
Retirement of long term debt                                                               (30,000)                        -
Retirement of preferred stock                                                                    -                   (10,000)
Repayment of promissory notes                                                               (2,810)                   (1,587)
Dividends paid on preferred stock                                                           (2,775)                   (3,349)
Dividends paid on common stock                                                             (47,960)                  (49,911)
Payment for treasury stock                                                                 (29,559)                  (27,594)
Corporate restructuring to establish holding company                                             -                    (8,329)
Other, net                                                                                     648                     4,171
                                                                                         ---------               -----------
       Total Financing                                                                     (80,956)                  (94,559)
                                                                                         ---------               -----------
       Decrease in cash and cash equivalents                                                (2,686)                   (1,460)
       Cash and cash equivalents at beginning of period                                      6,443                     5,366
                                                                                         ---------               -----------
       Cash and cash equivalents at end of period                                        $   3,757               $     3,906
                                                                                         ---------               -----------

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

   Basis of Presentation. This Quarterly Report on Form 10-Q is a combined report of RGS Energy and RG&E, a regulated electric and gas subsidiary. The Notes to Financial Statements apply to both RGS Energy and RG&E. RGS's Consolidated Financial Statements include the accounts of RGS and its wholly owned subsidiaries, primarily RG&E, and two non-utility subsidiaries, RGS Development and Energetix. RGS's prior period consolidated financial statements have been prepared from RG&E's prior period consolidated financial statements,
except that accounts have been reclassified to reflect RGS's structure.   RGS
and RG&E, in the opinion of management, have included adjustments (which include normal recurring adjustments) which are necessary for the fair statement of the results of operations for the interim periods presented. The consolidated financial statements for 2000 are subject to adjustment at the end of the year when they will be audited by independent accountants. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Moreover, the results for these interim periods are not necessarily indicative of results to be expected for the year, due to seasonal, operating and other factors. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the RGS and RG&E combined Annual Report on Form 10-K for the year ended December 31, 1999.

   New York State Tax Changes. On May 15, 2000 changes to the New York State tax laws were signed into law retroactively effective January 1, 2000. In June 2000 the Company recorded taxes in accordance with these changes. The effect of these changes was a reduction in the gross receipts tax rate, elimination of excess dividends taxes, and the imposition of a state income tax. In addition to a year-to-date reduction in gross receipts and excess dividends taxes of $7.3 million, and year-to-date state income tax effects of $8.9 million and year-to-date federal income tax effects of $(0.9) million, a transition item, deferred state income taxes, was established using existing federal deferred taxes to
recognize timing differences between book and tax deductibility.   The
transition item results in an adjusted one-time tax deduction of $16.7 million. The net effect of all of these tax changes has been deferred for future rate treatment in accordance with RG&E's Electric Settlement.

    Adoption of SFAS 133 - Accounting for Derivative Instruments and Hedging Activities. The Company will adopt SFAS 133 - Accounting for Derivative Instruments and Hedging Activities as of January 1, 2001. This broad and complex standard requires, with limited exception, derivative transactions to be recognized and recorded on the Company's balance sheet at fair value. The standard allows for hedge accounting, provided stringent documentation requirements are met prior to execution of the hedge transaction. Where applicable, the Company intends to elect hedge accounting under the Standard.

    As of September 30, 2000, the Company substantially completed its inventory of derivative transactions, including both stand alone derivatives and those embedded in host contracts. The majority of the Company's identified derivative transactions are commodity contracts for the purchase of natural gas, electricity, and other commodities purchased for resale. These contracts result from the Company's normal business operations, and, as such, are exempt from the Standard under the Normal Purchase and Sales Exclusion. Substantially all of the Company's remaining derivative transactions result from corporate hedging activities and, as such, are expected to qualify for hedge accounting treatment. Had the Company adopted the Statement as of September 30, 2000, it would have recognized an estimated $ 2.0 million in Other Comprehensive Income, reflecting the current market value of its derivative positions. With the majority of derivative transactions either excluded under the Normal Purchases and Sales Exclusion or qualifying for hedge accounting, the adoption of FAS 133 is not expected to have a material financial statement effect.


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



                                                             For the Three Months Ended September 30, 2000

                                                      Regulated            Regulated
                                                      Electric                Gas                 Unregulated
                                                      --------             ----------             ------------
(thousands of dollars)                             2000      1999      2000        1999       2000          1999
-----------------------------------------------  --------  --------  --------    --------   --------      --------

Operating Income/(Loss)                          $ 30,754  $ 35,877  $ (3,615)   $ (5,376)  $   (180)     $   (943)
Revenues - External Customers                     187,472   189,425    36,214      32,057    111,392        70,969
Revenues - Intersegment Transactions               20,773    12,537         -          61          -             -


                                                             For the Nine Months Ended September 30, 2000

                                                     Regulated            Regulated
                                                      Electric               Gas                 Unregulated
                                                      --------             --------              -----------
(thousands of dollars)                             2000      1999      2000        1999       2000          1999
-----------------------------------------------  --------  --------  --------    --------   --------      --------

Operating Income                                 $ 98,888  $ 92,094  $ 16,528    $ 14,111   $    670      $    114
Revenues - External Customers                     535,451   527,782   205,651     200,418    324,835       185,630
Revenues - Intersegment Transactions               55,076    31,790         -         290          -             -


The operations of RGS Development Corporation and Energyline (a previous subsidiary of RGS now dissolved) are included in Other (Income) and Deductions in the RGS Energy Group, Inc. Consolidated Statement of Income. The total amount of the revenues identified by operating segment do not equal the total Company consolidated amounts as shown in the RGS Consolidated Statement of Income. This is due to the elimination of certain intersegment revenues during consolidation. A reconciliation follows:


                                              For the Three Months      For the Nine Months
                                                  Ended Sept 30            Ended Sept 30
                                                  2000       1999        2000           1999
                                               --------   --------  ----------       --------
Revenues
Regulated Electric                             $187,472   $189,425  $  535,451       $527,782
Regulated Gas                                    36,214     32,057     205,651        200,418
Unregulated                                     111,392     70,969     324,835        185,630
                                               --------   --------  ----------       --------
Total                                           335,078    292,451   1,065,937        913,830
Reported on RGS Consolidated
  Income Statement                              314,305    279,853   1,010,861        881,750

Difference to reconcile                          20,773     12,598      55,076         32,080

Intersegment Revenue
   Regulated Electric from Unregulated           20,773     12,537      55,076         31,790
   Regulated Gas from Unregulated                     -         61           -            290
                                               --------   --------  ----------       --------
      Total Intersegment                         20,773     12,598      55,076         32,080


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

     Below is a summarization of the Regulatory Assets as of September 30, 2000 and December 31, 1999:


                                                            Millions of Dollars

                                                    Sept. 30, 2000         Dec. 31, 1999
                                                    --------------         -------------
      Kamine Settlement                                     $181.4                $187.5
      Income Taxes                                           119.2                 129.5
      Oswego Plant Sale                                       75.4                  78.6
      Deferred Environmental SIR costs                        20.5                  20.5
      Uranium Enrichment Decommissioning Deferral             13.0                  13.9
      Storm Costs                                              9.1                   8.5
      Other, net                                              18.1                  27.7
                                                            ------                ------

      Total - Regulatory Assets                             $436.7                $466.2
                                                            ======                ======

  See the combined 1999 Form 10-K of RGS and RG&E, Item 8, Note 10 of the Notes to financial Statements, "Regulatory Matters" for a description of the Regulatory Assets shown above.

     In a competitive electric market, strandable assets would arise when investments are made in facilities, or costs are incurred to service customers, and such costs are not fully recoverable in market-based rates. Estimates of strandable assets are highly sensitive to the competitive wholesale market price assumed in the estimation. The amount of potentially strandable assets at September 30, 2000 depends on market prices and the competitive market in New York State which is subject to continuing changes that are not yet determinable, but the amount could be significant. Strandable assets, if any, could be written down for impairment of recovery based on SFAS-121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires write-down of long-lived assets whenever events or circumstances occur which indicate that the carrying amount of a long-lived asset may not be recoverable.

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

     At June 30, 2000 RG&E believes that its regulatory assets are probable of recovery. The Electric

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

     RG&E's 14 percent interest in Nine Mile Two was not included in the proposal but RG&E has a right of first refusal to buy the interests of the other owners of Nine Mile Two on terms at least as favorable as those offered. RG&E exercised its right of first refusal and broadened it to include Nine Mile One with which Nine Mile Two was paired in the proposal. However, in the ensuing discussions with the PSC staff it became clear that the transaction on the terms proposed would not be approved by the PSC.

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

     Discussions with the staff of the PSC and Nine Mile Two co-owners regarding the auction process and the regulatory impact thereof continue but RG&E is unable to predict the ultimate outcome. At September 30, 2000 the net book value of RG&E's 14 percent interest in the Nine Mile Two generating facility was approximately $367 million.

     URANIUM ENRICHMENT DECONTAMINATION AND DECOMMISSIONING FUND. On June 12, 1998, 16 electric utilities from across the country, including RG&E, filed multi-count complaints against the United States government in the United States District Court for the Southern District of New York. The suits challenge the constitutionality of a $2.25 billion, industry-wide retroactive assessment imposed by the federal government on domestic nuclear power companies to pay for the clean up of the federal government's three uranium enrichment plants. In separate rulings, the District Court twice denied Government efforts to prevent the case from being heard in that Court. A subsequent Government motion to transfer the case to the Federal Court of Claims, where utility suits based on similar facts have been dismissed, was argued in Federal Court in the spring 2000. A decision has not yet been issued.

  The assessments for Ginna and RG&E's share of Nine Mile Two are estimated to total $22.1 million, excluding inflation and interest. Installments aggregating approximately $12.9 million have been paid through September 30, 2000. A liability has been recognized on the financial statements along with a corresponding regulatory asset. For the two facilities RG&E's liability at September 30, 2000 is $13.0 million ($11.3 million as a long-term liability and $1.7 million as a current liability). RG&E is recovering these costs in rates.

GAS RETAIL ACCESS SETTLEMENT

  On June 14, 2000, in connection with on-going settlement negotiations pertaining to RG&E's gas rate and restructuring proposal filed with the PSC on January 28, 2000 (see March 31, 2000 10-Q, "Rates and Regulatory Matters"), RG&E, the PSC staff, and certain other parties to the negotiations entered into a Settlement Agreement Pertaining to Certain Elements of Natural Gas Retail Access Program (Retail Access Settlement). The Retail Access Settlement, which the PSC approved in an order issued July 31, 2000, addresses the following issues: (1) establishment of a Backout Credit to be paid to natural gas marketers serving retail customers as an incentive to migration of those customers from RG&E sales service to service from participating marketers; (2) elimination of the Backout Credit in the event of market concentration, in which case the affected marketer would no longer receive the Backout Credit with respect to new customers; (3) establishment of a mechanism to keep RG&E whole for the difference between the Backout Credit and actual reductions in RG&E's costs resulting from migration; (4) introduction of the single-retailer model for natural gas retail access in substantially the same form as currently in effect for electric retail access; (5) management of transportation gas deliveries into the RG&E system; (6) protocols regarding communications between RG&E and the marketers operating on RG&E's system; and (7) continuation of benefits to customers resulting from the release of upstream pipeline capacity and the expiration and termination of pipeline contracts.

     With one notable exception, the Retail Access Settlement is intended to remain in effect at least through June 30, 2002, subject to being superseded by a more comprehensive settlement agreement. The exception is the last enumerated item, pertaining to upstream capacity. Under the Retail Access Settlement, continuation of the current level of imputed benefits will be for a two-month period consisting of September and October 2000. The benefits for those two months will be $.8 million per month, which is approximately the same as their recent historic level. RG&E and customers will share any capacity release revenues and credits above the stated amount on a 5 percent/95 percent basis, respectively. By letter dated October 18, 2000, RG&E agreed to extend the imputation benefits for the months November 2000 through March 2001 at the level of $.53 million per month.

  Although the Backout Credit applies to customers who migrated to marketers on or after July 1, 2000, the Retail Access Settlement assumes that RG&E's opportunities for savings due to migration of customers will be extremely limited until the implementation of a single-retailer system of gas retail access in substantially the same form as that currently in place for electric retail access. Accordingly, the Differential between the Backout Credit paid marketers ($3.75 per customer per month) and RG&E's actual savings is initially assumed to equal the Backout Credit, and RG&E is entitled to recover that entire amount. Upon implementation of the single-retailer system for gas, which is anticipated to occur on or about December 1, 2000, following approval of a tariff filing by RG&E, RG&E expects to be able to realize savings from customer migration. Accordingly, at that point, the Differential will decrease from $3.75 per customer per month to $2.55 per customer per month. Both the Backout Credit and the Differential are to remain in effect at these levels for the term of the Retail Access Settlement, subject to possible further negotiations in the event of particularly rapid migration.

     RG&E, the PSC staff, and other parties are continuing settlement negotiations aimed at a comprehensive gas rate and restructuring settlement. RG&E is unable to predict the ultimate outcome of these negotiations or any PSC decision pertaining thereto.

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

     The NOV invited RG&E to request an informal conference with NYSDEC. Since July 2000, RG&E has had several such informal meetings with NYSDEC. If the matter cannot be resolved through these discussions, RG&E expects to contest vigorously NYSDEC's allegations.

  Also in October 1999, the Governor of New York directed NYSDEC to require electric generators to further reduce acid rain-causing emissions. The governor's proposal suggests extending the existing NOx control program under which RG&E's Russell Station operates to a year-round program (it is currently in effect only for the five-month ozone season). In addition, the governor also proposed that there be a targeted reduction of some 50% in SO2 emissions below the existing Acid Rain Phase II limits. The State emission reductions would be phased-in beginning January 1, 2003 and be complete by January 1, 2007. Since this is only a proposed change, and subject to review, comment and modification, no accurate estimate of its economic impact on RG&E can be made at this time.

OTHER MATTERS

     EITF ISSUE 97-4 - DEREGULATION OF THE PRICING OF ELECTRICITY. In July 1997, the EITF reached a consensus on accounting rules for utilities' transition plans for moving to more competitive environments and provided guidance on when utilities with transition plans will need to discontinue the application of SFAS-71.

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

     RG&E's application of the EITF 97-4 consensus has not affected its financial position or results of operations because any above-market generation costs, regulatory assets and regulatory liabilities associated with the generation portion of its business will be recovered by the regulated portion of RG&E through its distribution rates, given the Electric Settlement provisions. The Electric Settlement provides for recovery of all prudently incurred sunk costs (all investment in electric plant and electric regulatory assets) as of March 1, 1997 by inclusion in rates charged pursuant to RG&E's distribution access tariff. The Electric Settlement also states that "the Parties intend that the provisions of this Settlement will allow RG&E to continue to recover such costs, during the term of the Settlement, under SFAS-71", and that "such treatment shall be consistent with the principle that RG&E shall have a reasonable opportunity beyond July 1, 2002 to recover all such costs". The Electric Settlement also addresses "to-go" costs, which are all capital costs incurred after February 1997, operation and maintenance expenses, and property, payroll and other taxes. The fixed portion of the non-nuclear generation to-go costs after April 30, 2001 (the date through which RG&E currently expects to continue full-requirements electric service) and the variable portion of the non-nuclear generation to-go costs after July 1, 1998 are subject to market forces and thus SFAS-71 would no longer apply. These costs have been below prevailing market prices. RG&E's net investment at September 30, 2000 in nuclear generating assets is $599.5 million and in non-nuclear generating assets is $58.5 million. (See "Nine Mile Nuclear Plants" for information concerning status of the interests in Nine Mile Two owned by two co-owners and Nine Mile One owned by Niagara Mohawk.)


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

     RGS ENERGY GROUP, INC.                             Page 18
        Unregulated Subsidiaries

     ROCHESTER GAS AND ELECTRIC CORPORATION
      Competition                                       Page 19
       Gas Retail Access
       PSC Competitive Opportunities Case Settlement
       Energy Choice
       Nine Mile Nuclear Plants
       New York Independent System Operator
       Prospective Financial Position


      Rates and Regulatory Matters                      Page 24
       PSC Gas Restructuring Policy Statement
       Gas Retail Access Settlement
       Flexible Pricing Tariff
       FERC Gas Market Proposals
       FERC Order No. 2000


     LIQUIDITY AND CAPITAL RESOURCES                    Page 25
       Capital and Other Requirements
       Financing
       Redemption of Securities
       Stock Repurchase Plan

     EARNINGS SUMMARY                                   Page 26

     RESULTS OF OPERATIONS                              Page 27
       Operating Revenues and Sales
       Operating Expenses
       Other Statement of Income Items

     DIVIDENDS                                          Page 29


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

     Unregulated Subsidiaries. It is part of RGS's financial strategy to seek growth by entering into unregulated businesses in which RGS has invested $65 million (including loan guarantees) as of September 30, 2000. The Electric Settlement allowed RG&E to provide the funding for RGS to invest up to $100 million in unregulated businesses. The first step in this direction was the formation and operation of Energetix effective

January 1, 1998. Energetix is an unregulated subsidiary that brings energy products and services to the marketplace both within and outside of RG&E's regulated franchise territory. Energetix markets electricity, natural gas, oil, gasoline, and propane fuel energy services in an area extending in approximately a 150-mile radius around Rochester.

     In 1998, Energetix acquired Griffith Oil Company, Inc. (Griffith), the second largest oil and propane distribution company in New York State. Griffith has approximately 350 employees and operates 19 customer service centers. Griffith gives Energetix access to new customers outside of RG&E's regulated franchise territory. Acquisitions by Griffith in 1999 and 2000 have increased Griffith's customer base by over 60 percent.

     Additional information on Energetix operations (including Griffith) is presented under the headings Operating Revenues and Sales, Operating Expenses, and is contained in Note 2 of the Notes to Financial Statements.

     In 1998, the Company formed RGS Development to pursue unregulated business opportunities in the energy marketplace. Through September 30, 2000, RGS Development's operations have not been material to RGS's results of operations or its financial condition.

ROCHESTER GAS AND ELECTRIC CORPORATION

COMPETITION

     GAS RETAIL ACCESS. In June, 2000 RG&E reached agreement with the PSC Staff and other parties to encourage and promote customers' opportunities to choose among competing natural gas suppliers. The PSC issued an order approving this agreement on July 31, 2000. As of September 30, 2000 nineteen energy service companies are qualified by RG&E to serve retail gas customers. The companies are Agway Energy Services, All Energy Marketing Company, Amerada Hess Corp., Crown Energy Services, ECONnergy Energy Company, Empire Natural Gas, Energetix, Energy Coop of NY, Enron Energy Services, Iroquois Energy, Mirabito Fuel, National Fuel Resources, Niagara Mohawk Energy Marketing, North American Energy, Power Management Co., Select Energy, Texaco Natural Gas, TXU Energy Services and Monroe County. See following discussion under Rates and Regulatory Matters, "Gas Retail Access Settlement".

     PSC COMPETITIVE OPPORTUNITIES CASE SETTLEMENT. During 1996 and 1997, RG&E, the staff of the PSC and several other parties negotiated an agreement which was approved by the PSC in November 1997 (Electric Settlement). The Electric Settlement sets the framework for the introduction and development of open competition in the electric energy marketplace and lasts through June 30, 2002. Over this time, the way electricity is provided to customers will fundamentally change. In phases, RG&E will allow customers to purchase electricity, and later capacity commitments, from sources other than RG&E through its retail access program, Energy Choice. These energy service companies will compete to package and sell energy and related services to customers. The competing energy service companies will purchase distribution services from RG&E who will remain the sole provider of distribution services, and will be responsible for maintaining the distribution system and for responding to emergencies.

     The Electric Settlement sets RG&E's electric rates for each year during its five-year term. Over the five-year term of the Electric Settlement, the cumulative rate reductions for the bundled service will be as follows: Rate Year 1 (July 1, 1997 to June 30, 1998) $3.5 million; Rate Year 2 $12.8 million; Rate Year 3 $27.6 million; Rate Year 4 $39.5 million; and Rate Year 5 $64.6 million.

     In the event that RG&E earns a return on common equity in its regulated electric business in excess of an effective rate of 11.50 percent over the entire five-year term of the Electric Settlement, 50 percent of such excess will be used to write down deferred costs accumulated during the term. The first $0.8 million of the other 50 percent shall be used to reduce rates for certain classes of customers and the remainder will be used to write down accumulated deferrals or investment in electric plant or Regulatory Assets (which are deferred costs whose classification as an asset on the balance sheet is permitted by SFAS-71, Accounting for the Effects of Certain Types of Regulation). If certain extraordinary events occur, including a rate of return on common equity below 8.5 percent or above 14.5 percent, or a pretax interest coverage below 2.5 times, then either RG&E or any other party to the Electric Settlement would have the right to petition the PSC for review of the Electric Settlement and appropriate remedial action. (See following discussion under "Earnings Summary - RGS" regarding a $12 million reserve established in September.)

     The Electric Settlement requires unregulated energy retailing operations to be structurally separate from the regulated utility functions. Although the Electric Settlement provides incentives for the sale of generating assets, it does not require RG&E to divest generating or other assets or write-off stranded costs. Additionally, RG&E will be given a reasonable opportunity to recover substantially all of its prudently incurred costs, including those pertaining to generation and purchased power.

     RG&E believes that the Electric Settlement has not adversely affected its eligibility to continue to apply certain accounting rules applicable to regulated industries. In particular, RG&E believes it continues to be eligible for the treatment provided by SFAS-71 which allows RG&E to include assets on its balance sheet based on its regulated ability to recoup the cost of those assets. However, this may not be the case with respect to certain operational costs associated with non-nuclear generation (see Note 3 of the Notes to Financial Statements under the heading Other Matters, EITF Issue 97-4, Deregulation of the Pricing of Electricity).

     One of the participants in the Electric Settlement negotiations, the Public Utility Law Project ("PULP"), has in recent years, commenced a series of legal actions challenging various aspects of the PSC's 1996 and 1997 decisions pertaining to, respectively, the restructuring of the electric utility industry ("Electric Restructuring Case") and the provision of competitive retail electric service ("Electric Marketing Case"). PULP and a non-participant also commenced an action for declaratory and injunctive relief as to certain provisions of the Settlement and the PSC's approval of it. On June 29, 2000, PULP's challenge to the decision in the Electric Restructuring Case was dismissed by the Appellate Division of New York State Supreme Court for lack of standing. On October 24, 2000, the New York Court of Appeals denied PULP's motion for leave to appeal the Appellate Division decision. Earlier, in 1999, the Appellate Division and the Court of Appeals had similarly rejected PULP's challenge to the PSC decision in the Electric Marketing Case. On March 2, 2000, the New York Supreme Court dismissed PULP's challenge to the Electric Settlement on the ground that the plaintiffs lacked standing. On March 30, 2000, PULP filed a notice of appeal. RG&E is unable to predict the outcome of this action.

     RG&E's retail access program, Energy Choice, was approved by the PSC as part of the Electric Settlement and went into effect on July 1, 1998. Details of the Energy Choice Program are discussed below.


     ENERGY CHOICE. The Energy Choice program has been in existence over two years now in RG&E's service territory. On July 1, 1998, RG&E officially began implementation of its full-scale electric retail access Energy Choice program. As of July 1, 1999, RG&E entered its second year of this program. There are five basic components of the sale of energy: (1) the sale of electricity which is the amount of energy actually used by the consumer, (2) the sale of capacity which is the ability, through generating facilities or otherwise, to provide electricity when it is needed, (3) the sale of transmission services, which is the physical transportation of electricity to RG&E's distribution system, (4) the sale of distribution services, which is the physical delivery of electricity to the consumer, and (5) retail services such as billing and metering. Historically, RG&E has sold all five components bundled together for a fixed rate approved by the PSC. The implementation of Energy Choice included a four year phase-in process to allow RG&E and other parties to manage the transition to electric competition in an orderly fashion. During the first year of the program, participation in Energy Choice was limited to no more than 10 percent of RG&E's total annual retail electric kilowatt-hour sales (670,000 annualized megawatt-hours). Essentially, until this 10 percent limit was achieved, RG&E's electric retail customers could seek out or be approached by alternative energy service companies for electricity to be resold and then delivered over RG&E's distribution system. By February 1, 1999, only six months into the Energy Choice program, this 10 percent limit was achieved by qualified competitive energy service companies in RG&E's service territory. For the second year of the program, beginning July 1, 1999, this limit increased from 10 percent to approximately 20 percent. As of July 1, 2000, beginning the third year of the program, this limit increased to 30 percent. By September 30, 2000, approximately 19 percent of total RG&E sales had shifted to competitive energy service companies. Next year, beginning July 1, 2001, all retail customers will be eligible to purchase energy, capacity and retailing services from competitive energy service companies. Existing RG&E customers may also continue to purchase fully bundled electric service from RG&E.

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

     As of September 30 , 2000, seven energy service companies, including Energetix, the Company's unregulated subsidiary, are qualified by RG&E to serve retail customers under Energy Choice . In addition to Energetix, the companies are Energy Co-op of NY (ECNY), Monroe County, North American Energy, NYSEG
Solutions, Inc., Select Energy Inc., and TXU Energy Services, Inc.   The County
of Monroe is acting as its own energy service company to service its own facilities, as well as serving other retail customers.

     Throughout the term of the Electric Settlement, RG&E will continue to provide regulated and fully bundled electric service under its retail service tariff to customers who choose to continue with such service.

  During the initial Energy-Only stage of the Energy Choice program, which began on July, 1998 and eventually concluded on November 18, 1999, energy service companies were able to choose their own sources of energy supply, while RG&E continued to provide to them, through its bundled distribution rates, the generating capacity (installed reserve) needed to serve their retail customers. In addition, during the Energy-Only stage, energy service companies had the option of purchasing "full-requirements" (i.e. delivery services plus energy) from RG&E.

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

     During the Energy and Capacity stage, RG&E's distribution rates will equal the bundled rate less RG&E's cost of the electric commodity and RG&E's non-nuclear generating capacity. Throughout this stage of the program, up until June 30, 2000, RG&E's distribution rates were set by deducting 3.0712 cents per kilowatt-hour from its full service rates. The 3.0712 cents per kilowatt-hour is comprised of 2.6712 cents per kilowatt-hour (an estimate of the wholesale market price of electric energy and capacity) plus 0.4 cents per kilowatt-hour for its avoided cost of retailing services. Beginning July 1, 2000, RG&E's distribution rates were set by deducting 3.0816 cents per kilowatt hour from its full service rates. The 3.0816 cents per kilowatt-hour is comprised of 2.6816 cents per kilowatt-hour for energy and capacity plus 0.4 cents per kilowatt-hour for its avoided cost of retailing services. This change in the distribution rates set by deducting 3.0712 cents per kilowatt-hour and then 3.0816 cents per kilowatt-hour, is a result of changes in average gross receipts taxes, as defined in our Electric Settlement with the PSC.

     The commencement of the Energy and Capacity stage, the second stage of the phase-in, began with the implementation of the New York Independent System Operator on November 18, 1999 (see following discussion under New York Independent System Operator). The responsibility for purchasing not only energy, but also capacity, was to have shifted to the energy service companies. However, these energy service companies continued to be "full-requirements" customers of RG&E during the winter capability period (November 1, 1999 through April 30, 2000) and purchased energy and capacity from RG&E. The PSC and the FERC had also approved a request by RG&E to extend "full-requirements" availability to energy service companies through October 31, 2000 and more recently, through the next winter capability period, which is through April 30, 2001. As of September 30, 2000, all energy service companies serving customers under retail access have opted to continue purchasing "full requirements" through this next winter capability period. Through April 30, 2001, energy service companies will have the option to serve a portion or all of their load from the competitive wholesale market, but once they make this choice, they will not be able to return this load to "full requirements".

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

     In December 1999, two petitions were filed with the PSC, one by an electric utility operating in New York State, and the other jointly by five energy marketers and consultants, calling upon the PSC to examine, and to order certain changes in, RG&E's retail access program. In particular, these petitioners objected to the single-retailer form of RG&E's program, under which the retail marketer assumes responsibility for most retail service functions. They claim that the backout credit (i.e., the amount by which RG&E's rates for retail
                         ----
electric service are reduced to derive the rates charged for the delivery service provided by RG&E to marketers) is too low, that it affords insufficient prospect of profitable operation, and that it should be increased. They further assert that the phased schedule for implementation of the program, under which increasing percentages of customers in RG&E's service area are eligible to obtain competitive service during the term of the Electric Settlement, is too slow and should be significantly accelerated. On February 28, 2000 RG&E filed with the PSC its reply to both petitions. As set forth in that reply, RG&E believes that its single-retailer program offers unique opportunities for marketers, that its retail backout credit (in conjunction with RG&E's rate for wholesale power sales to marketers) affords a sound basis for competitive service, and that its implementation schedule is reasonable and appropriate; moreover, each of these essential elements of the retail access program is expressly established by the Electric Settlement. RG&E believes that the program fully and fairly advances the goals of increased competition for energy services, and is in full compliance with the Electric Settlement. Nevertheless, it is not possible at this time to predict with assurance whether or not, in response to the petitions, the PSC might require that the program be changed in some manner.

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

     RG&E's 14 percent interest in Nine Mile Two was not included in the proposal but RG&E has a right of first refusal to buy the interests of the other owners of Nine Mile Two on terms at least as favorable as those offered. RG&E exercised its right of first refusal and broadened it to include Nine Mile One with which Nine Mile Two was paired in the proposal. However, in the ensuing discussions with the PSC staff it became clear that the transaction on the terms proposed would not be approved by the PSC.

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

     Discussions with the staff of the PSC and Nine Mile Two co-owners regarding the auction process and the regulatory impact thereof continue but RG&E is unable to predict the ultimate outcome. At September 30, 2000 the net book value of RG&E's 14 percent interest in the Nine Mile Two generating facility was approximately $367 million.

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

  Earlier this year, the NYISO's total cost of providing operating reserves on an hourly basis exceeded the cost that would be expected in a workable competitive marketplace. During the first quarter, RG&E, in addition to other New York State public utilities and several load-serving entities, experienced rising prices to maintain operating reserves within the NYISO system. For example, in December 1999, on an average monthly basis, RG&E paid $.51/MWH for
operating reserves.  In January, 2000, the figure was $1.10/MWH.   In February,
2000, RG&E's average monthly cost for operating reserves was $6.01/MWH. As a result of, among other things, the implementation of bidding restrictions that limit reserve prices, as discussed in the following two paragraphs, the average cost per MWH for operating reserves in the second and third quarters decreased to $.73 and $.65, respectively.

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

     On May 31, 2000 FERC issued an order accepting the NYISO's request for bidding restrictions in the 10-minute non-spinning reserve market amounting to $2.52/MWH. FERC directed the NYISO to address the issue of self-supply and file a plan to correct the problem by September 1, 2000. However, they denied the requests from RG&E and Niagara Mohawk for retroactive rate relief. On June 30, 2000, RG&E filed a request for rehearing seeking, in part, retroactive rate relief for operating reserve overpayments.

  At the present time, RG&E cannot predict what effects, if any, action ultimately taken by FERC on this subject will have on future operations or the financial condition of RGS or RG&E.

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

     At September 30, 2000 RG&E believes that its regulatory assets are probable of recovery. The Electric Settlement in the Competitive Opportunities Proceeding does not impair the opportunity of RG&E to recover its investment in these assets. However, the PSC issued an Opinion and Order Instituting Further Inquiry on March 20, 1998 to address issues surrounding nuclear generation. The initial meeting in this Inquiry was held in January 1999 (see 1999 Form 10-K, Item 7 under the heading "PSC Proceeding on Nuclear Generation"). The ultimate determination in this proceeding or any proceeding to consider RG&E's proposed sale of Nine Mile Two as discussed under the heading "Nine Mile Nuclear Plants" could have an impact on strandable assets and the recovery of nuclear costs.

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

     GAS RETAIL ACCESS SETTLEMENT.    On June 14, 2000, in connection with on-
going settlement negotiations pertaining to RG&E's gas rate and restructuring proposal filed with the PSC on January 28, 2000 RG&E, the PSC staff, and certain other parties to the negotiations entered into a Settlement Agreement Pertaining to Certain Elements of Natural Gas Retail Access Program (Retail Access Settlement). For a description of the Retail Access Settlement see Part I, Note 3 of the Financial Statements under the heading "Gas Retail Access Settlement."

     RG&E, the PSC staff, and other parties anticipate continuing settlement negotiations aimed at a comprehensive gas rate and restructuring settlement. RG&E is unable to predict the ultimate outcome of these negotiations or any PSC decision pertaining thereto.

     FERC GAS MARKET PROPOSALS. On February 9, 2000, FERC issued Order No. 637, its final rule addressing "Regulation of Short-Term Natural Gas Transportation Services" (RM98-10) and "Regulation of Interstate Natural Gas Transportation Services" (RM98-12). On June 5, 2000 FERC issued Order No.637-A providing clarification and additional guidance. On July 26, 2000 the Commission issued Order 637-B upholding Orders 637 and 637-A. The Order revises FERC's regulations to improve the efficiency of the gas transportation market and to provide captive customers with the opportunity to reduce their cost of holding long-term pipeline capacity. The Order: (1) waives the price ceiling for released capacity of less than one year until September 30, 2002; (2) permits pipelines to propose peak and off-peak and term differentiated rates providing that they still satisfy the revenue and cost constraints of traditional rate-making, and excess revenues are split with firm customers; (3) revises FERC's regulations on scheduling procedures, capacity segmentation and pipeline penalties; (4) states that the right of first refusal will apply in the future to contracts for 12 consecutive months or more of service at maximum rates; (5) amends and supplements reporting requirements to require interstate pipelines to report additional information on transactions, operationally available capacity, and an expanded index of customers.

     Order 637/637-A/637-B required each pipeline to make a compliance filing. All of the pipelines' initial compliance filings were submitted to the FERC by August 15, 2000. The Commission has established technical and settlement conference procedures for many of the pipelines, including those on which RG&E holds transportation capacity.

     RG&E cannot predict what effects, if any, FERC's initiatives and the related pipeline tariff changes will have on future operations or the financial condition of the Company.

     FERC ORDER NO. 2000. (Reference is made to Item 1 of RG&E's 1999 Form 10-K under the heading "FERC Order No. 2000".) On December 15, 1999, FERC adopted Order No. 2000 (the Rule), a significant action regarding electric industry restructuring which calls for transmission owners to join regional transmission organizations (RTOs). The RTOs will serve as umbrella organizations, which will put all public utility transmission facilities in a region under common control. The Rule requires all public utilities that own, operate or control interstate transmission facilities to file by October 15, 2000 (or, for public utilities like RG&E already participating in an ISO, by January 15, 2001), a proposal for an RTO, or, alternatively, a description of any efforts made by the utility to participate in an RTO. RG&E is currently participating in a working group under the auspices of the NYISO Management Committee. The group is attempting to create a consensus filing for January 15, 2001. RG&E cannot predict whether a joint filing will be possible, or what the ultimate ruling by FERC will have on future operations or on the financial condition of the Company

     FLEXIBLE PRICING TARIFF. Under its flexible pricing tariff for major industrial and commercial electric customers, RG&E may negotiate competitive electric rates at discount prices to compete with alternative power sources, such as customer-owned generation facilities. For further information with respect to the flexible pricing tariff see RG&E's 1999 Form 10-K, Item 7 under Rates and Regulatory Matters.

LIQUIDITY AND CAPITAL RESOURCES

     During the first nine months of 2000, RGS's and RG&E's cash flow from operations and short-term borrowings (see Statements of Cash Flows) provided the funds for utility plant construction expenditures, the payment of dividends, the retirement of long-term debt (see "Redemption of Securities" below) and the purchase of treasury stock. Capital requirements of the Company during 2000 are anticipated to be satisfied from the combination of internally generated funds and short-term credit arrangements.

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

     Capital Requirements. Capital requirements for the Company in 2000 are currently estimated at $184 million of which $154 million is for construction and $30 million was for the payment of 7% First Mortgage Bonds due 1/14/00. RG&E's portion of total construction requirements is $151 million. Approximately $103 million had been expended for construction as of September 30, 2000, reflecting primarily RG&E's expenditures for nuclear fuel and upgrading electric transmission and distribution facilities and gas mains.

     FINANCING. RG&E generally utilizes its credit agreements and unsecured lines of credit to meet any interim external financing needs prior to issuing any long-term securities. At September 30, 2000, RGS and RG&E had short-term borrowings of $44 million and $31.5 million, respectively. In September, Griffith increased its borrowing limit from $15 million to $26 million under an amended and restated revolving credit agreement terminating July 31, 2003. For further information with respect to RGS's and RG&E's short-term borrowing arrangements and limitations, see the 1999 Form 10-K, Item 8 under Note 9 of the Notes to Financial Statements.

     REDEMPTION OF SECURITIES. On January 14, 2000, RG&E redeemed at maturity $30 million of 7% First Mortgage Bonds, Designated Secured Medium Term Notes, Series A. RG&E does not anticipate redeeming any securities for the remainder of the year 2000.

     STOCK REPURCHASE PLAN. In April 1998, the PSC approved a Stock Repurchase Plan for RG&E providing for the repurchase of Common Stock having an aggregate market value not to exceed $145 million. RG&E began the repurchase program in May 1998 and 4,222,700 shares of Common Stock have been repurchased for approximately $112.8 million through September 30, 2000. The average cost per share purchased during the nine months ended September 30, 2000 was $23.09.

EARNINGS SUMMARY

RGS:
----

     RGS reported consolidated earnings of $0.38 per share for the third quarter ended September 30, 2000, compared to $0.44 per share for the same period in 1999. As anticipated, third quarter 2000 earnings reflect cooler weather, scheduled rate reductions and increased purchase power expenses arising from industry restructuring and generation plant availability.

     Consolidated earnings for the nine-month period were $1.95 in 2000 compared to $1.79 in 1999. Increased wholesale electric sales, reduced operating expenses and the Company's share buyback program, which resulted in a reduction of shares outstanding, positively affected results for the first nine months of this year. Assuming normal weather for the fourth quarter of this year, the Company expects 2000 earnings per share to exceed last year's results.

     Total electric revenues for the third quarter were down $0.8 million due to cooler weather and the scheduled reduction in regulated rates, which were partially offset by increased electric sales to other utilities (OEU sales). Purchase power expenses were up $11.8 million, which included hedging activities for the summer peak electric load and replacement power for the scheduled 2000 Ginna Plant 30-day refueling outage, which started on September 18, 2000. Electric fuel expenses were down $2.2 million due to lower generation at Ginna and the fossil units.

     Third quarter regulated non-fuel operating expenses were up $2.1 million compared to last year. The net increase in expenses reflects a charge of $12.0 million to establish a reserve based on Management's estimate of adjustments that may occur in accordance with the terms of the PSC Competitive Opportunities Settlement which ends on June 30, 2002. The adjustments are based on an estimate of the level of the Company's regulatory earnings for electric operations in excess of the allowed regulatory return on equity of 11.50% over the five year term of the Electric Settlement. For further information regarding the Electric Settlement see earlier discussion under "Competition-PSC Competitive Opportunities Settlement". Offsetting this expense were the recognition of a NYISO start-up refund, increased pension income and the elimination of Y2K expenses. Local, State and other taxes were down $4.9 million this quarter compared to 1999, reflecting the reduction in regulated revenues, a lower Gross Receipts tax and lower property taxes. Partially offsetting the reduction in these taxes was the imposition of new State income taxes of $2.8 million in the quarter. Federal income taxes include a $4.1 million credit resulting from recognition of a favorable resolution of outstanding tax issues.

     Energetix, RGS Energy Group's subsidiary continues to grow its unregulated businesses of providing electric, natural gas and petroleum-based energy products and services throughout the upstate New York region. Energetix and its subsidiary, Griffith now serve a combined total of 140,000 customers. Total revenues for Energetix and Griffith have grown to $324.8 million for the first nine months of 2000 reflecting customer growth and increases in fuel oil prices resulting in a modest pre-tax loss.

RG&E:
-----

      Earnings for RG&E reflect the same issues discussed above for RGS except that discussions relating to Energetix and Griffith are not applicable. On August 2, 1999 the holding company RGS was formed and RG&E, Energetix and RGS Development then became subsidiaries of RGS. The RG&E Income Statements reflect the consolidated operations of RG&E and its former subsidiaries, Energetix and RGS

Development prior to August 2, 1999. Starting August 2, 1999, the RG&E Income Statements reflect only the operating results of RG&E.

RESULTS OF OPERATIONS

     The following financial review identifies the causes of significant changes in the amounts of revenues and expenses for RGS (regulated and unregulated business) and RG&E (regulated business), comparing the three-month and nine-month periods ended September 30, 2000 to the three-month and nine-month periods ended September 30, 1999. The operating results of the regulated business reflect RG&E's electric and gas sales and services and the operating results of the unregulated business reflect Energetix operations. Currently, the majority of RGS's operating results reflect the operating results of RG&E and the factors that affect operating results for RG&E are the significant factors that affect comparable operating results for RGS, unless otherwise noted.

THREE MONTHS ENDED SEPT. 30, 2000 COMPARED TO THREE MONTHS ENDED SEPT. 30, 1999
-------------------------------------------------------------------------------

     OPERATING REVENUES AND SALES. Unconsolidated regulated electric revenues were $187.5 million for the third quarter of 2000 as compared to $189.4 million for the same period a year ago. Together, electric revenues from regulated retail electric sales and electric sales to energy marketers were down $13.6 million reflecting unfavorable weather and decreased rates. Partially offsetting these lower electric revenues was an $11.6 million increase in revenues from OEU sales. The increase in OEU sales reflects favorable market conditions and increased capacity to sell power to other electric utilities due to the availability of generation from Nine Mile Two and Allegany Station. Despite an increase in heating-degree days, regulated gas revenues, net of fuel, were down slightly for the third quarter of 2000 compared to a year ago.

     Unregulated operations are reflected on RG&E's financial statements only on or before August 1, 1999, the day preceding the formation of the holding company, RGS Energy Group, Inc. Subsequent to that date, only regulated RG&E operations are reflected on the RG&E financials.

     Unconsolidated unregulated revenues were $111.4 million for the third quarter of 2000 as compared to $71.0 million for the same period a year ago. This increase reflects mainly the recovery of higher purchased fuel prices for gasoline and fuel oil, a growth in electric and gas customers, and a growth in customer base through acquisitions made by Griffith. Revenues from Griffith are included under "Other Revenues" on RGS's Income Statements and RG&E's 1999 Income Statement on or before August 1, 1999. For heating oil and propane, Griffith experiences seasonal fluctuations due to the dependence on spaceheating sales during the heating season. Unregulated sales also reflect the migration of electric and gas customers from the regulated to the unregulated business.

     OPERATING EXPENSES. Higher regulated fuel expenses reflect increased purchased electricity costs due to an increase in the cost per unit purchased, electric generation insurance and hedging activities ($4.5 million ), the effect from lower generation from the Ginna nuclear plant refueling shutdown and the closing of the Oswego 6 generating station which occurred in August 1999. The increase in non-fuel operation and maintenance expenses (O&M) for both RGS and RG&E reflects mainly a reserve ($12 million) based on Management's estimate of adjustments that may occur in accordance with the terms of the Electric Settlement, which was previously described under "Earnings Summary" and higher transmission and wheeling charges ($4.6 million) from the NYISO. Offsetting these increases in non-fuel O&M adjustment were a one-time refund of NYISO startup costs ($4.5 million) and the recognition of pension income ($4.9 million), which is now being recognized monthly. Regulated State, local and other taxes declined reflecting mainly lower revenues and a lower gross receipts tax rate. The difference in income tax is attributable mainly to differences in pre-tax earnings and a one-time adjustment in the form of a credit totaling $4.1 million due to a favorable tax ruling.

     Higher unregulated fuel costs reflect the increase in Griffith's costs of fuel oil and gasoline in the third quarter of 2000 as compared to a year ago. The increase in unregulated non-fuel O&M for RGS reflects primarily operating expenses for Griffith, payroll expenses and general and administrative expenses. These unregulated expenses were not included for RG&E after the August 1999 reorganization described above.

     OTHER STATEMENT OF INCOME ITEMS. The increase in regulated interest expense reflects mainly the interest on $100 million of first mortgage bonds issued by RG&E in October 1999.

NINE MONTHS ENDED SEPT. 30, 2000 COMPARED TO NINE MONTHS ENDED SEPT. 30, 1999
-----------------------------------------------------------------------------

      OPERATING REVENUES AND SALES. In the first nine months of 2000, unconsolidated regulated electric revenues were $535.5 million as compared to $527.8 million for the same period a year ago. Compared to last year, revenues from the sale of energy to other electric utilities were up $33.5 million due to favorable market conditions (over 50% of the increase reflects higher revenues per unit sold) and increased generation available from RG&E's facilities. Partially offsetting these favorable results was a drop of $25.9 million from a combination of electric revenues from regulated retail electric sales and electric sales to energy marketers reflecting a June 1999 unbilled electric revenue adjustment of $7.1 million, unfavorable weather conditions and decreased rates. Regulated gas revenues, net of fuel expenses, were down slightly due to 2.7% warmer weather on a heating degree day basis and a June 1999 unbilled gas revenue adjustment of $6.1 million.

     As discussed above, unregulated operations are reflected on RG&E's financial statements only on or before August 1, 1999.

     Unconsolidated unregulated revenues were $324.8 million for the first nine months of 2000 as compared to $185.6 million last year for the same reasons discussed for the third quarter.

     OPERATING EXPENSES. Higher regulated fuel expenses and higher other fuel costs increased for the same reasons discussed for the third quarter. Also, purchased electricity increased due to the effect of lower generation from the Nine Mile Two refueling shutdown in the first half of 2000 and the 1999 closing of Beebee station and sale of Oswego station.

     The decrease in non-fuel O&M for both RGS and RG&E reflects recognition of pension income ($13.2 million), the absence of Y2K expenses ($4.2 million), a refund of NYISO start-up costs ($4.5 million) and an increase in 1999 ($7.1
million ) of the RG&E reserve for uncollectible accounts.   The non-fuel O&M
decrease was partially offset by the reserve ($12 million) representing Management's estimate of certain adjustments in accordance with the Electric Settlement as described under "Earnings Summary" and an increase ($7.9 million) for electric transmission and wheeling charges related to implementation of the NYISO (see discussion under "New York Independent System Operator") which mainly impacted first quarter results. The NYISO assumed control and operation of the New York State electric transmission system from the New York Power Pool during the fourth quarter of 1999 pursuant to orders from the FERC. The decrease in regulated depreciation reflects mainly the retirement of RG&E generating plant facilities in 1999. The factors affecting variances in regulated State, local and other taxes for the quarterly period are also applicable for the nine-month comparison period. The difference in income tax was affected by the same factors discussed above for the quarter. The difference in income tax also reflects a reclassification of the state gross receipts tax to state income tax and a true-up of both federal and state income tax for a new state income tax effective January 1, 2000 (see Part I, Note 1, "New York State Tax Changes").

     The increase in unregulated non-fuel O&M for RGS reflects primarily operating expenses for Griffith, payroll expenses and general and administrative expenses.

     OTHER STATEMENT OF INCOME ITEMS. The change in regulated Other Income and Deductions, Other-net reflects mainly a charge ($3.4 million) for reconciliation of RG&E's 1999 purchased power expense. The factors affecting variances in interest charges for the quarterly period are also applicable for the nine-month comparison period. Preferred stock dividends decreased due to the redemption of an RG&E Preferred Stock issue on September 1, 1999 pursuant to a mandatory sinking fund.

DIVIDENDS

     On September 20, 2000, the Board of Directors of RGS authorized a common stock dividend of $.45 per share, which was paid on October 25, 2000 to shareholders of record on October 3, 2000. Also on September 20, 2000, The Board of Directors of RG&E declared dividends on its Preferred Stocks at the regular rates per share payable on December 1, 2000 to stockholders of record on November 1, 2000.

     The ability of RGS to pay common stock dividends is governed by the ability of RGS's subsidiaries to pay dividends to RGS. Because RG&E is by far the largest of the subsidiaries, it is expected that for the foreseeable future the funds required by RGS to enable it to pay dividends will be derived predominantly from the dividends paid to RGS by RG&E. In the future, dividends from subsidiaries other than RG&E may also be a source of funds for dividend payments by RGS. RG&E's ability to make dividend payments to RGS will depend upon the availability of retained earnings and the needs of its utility business. In addition, pursuant to the PSC order approving the formation of RGS, RG&E may pay dividends to RGS of no more than 100% of RG&E's net income calculated on a two-year rolling basis. The calculation of net income for this purpose excludes non-cash charges to income resulting from accounting changes or certain PSC required charges as well as charges that may arise from significant unanticipated events. This condition does not apply to dividends that would be used to fund the remaining portion of RG&E's $100 million authorization for unregulated operations (about $35 million at September 30, 2000). The level of future cash dividend payments on Common Stock will be dependent upon RGS's future earnings.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK.

     RG&E is exposed to interest rate and commodity price risks.

     Interest rate risk relates to new debt financing needed to fund capital requirements, including maturing debt securities, and to variable rate debt. RG&E manages its interest rate risk through the issuance of fixed-rate debt with varying maturities and through economic refundings of debt through optional redemptions. A portion of RG&E's long-term debt consists of long-term Promissory Notes, the interest component of which resets on a periodic basis reflecting current market conditions. RG&E was not participating in any derivative financial instruments for managing interest rate risks as of September 30, 2000 or December 31, 1999.

     Commodity price risk relates to market fluctuations in the price of natural gas, electricity, and other petroleum-related products used for resale. Commodity purchases and electric generation are based on projected demand for power generation and customer delivery of electricity, natural gas and petroleum products. RG&E enters into forward contracts for natural gas to hedge the effect of price increases and reduce volatility on gas purchased for resale. Under the Electric Settlement, RG&E's electric rates are capped at specified levels through June 30, 2002. Long-term fixed supply contracts and owned electric generation significantly reduce RG&E's exposure to market fluctuations
for procurement of its electric supply.   Owned generation subjects the Company
to operating risk. Operating risk is managed through a combination of strict operating and maintenance practices and the use of financial instruments. In the event RG&E's generation assets fail to perform as planned, generation insurance and purchased call options reduce the Company's exposure to electric price spikes in the summer months.

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

  Energetix has entered into electric and natural gas purchase commitments with numerous suppliers. These commitments support fixed price offerings to retail electric and gas customers and, starting in October, variable price offerings for gas customers who choose that option. Griffith is in the business of purchasing various petroleum-related commodities for resale to its customers. To manage the resulting market price risk, Griffith enters into various exchange-traded futures and option contracts and over-the-counter contracts with third parties. All hedge contracts are accounted for under the deferral method with gains and losses from the hedging activity included in the cost of sales as inventories are sold or as the hedge transaction occurs. Commodity instruments not designated as effective hedges are marked to market at the end of the reporting period, with the resulting gains or losses recognized in cost of sales. These contracts are closely monitored on a daily basis to manage the price risk associated with inventory and future sales commitments. At September 30, 2000 Griffith's net deferred gains on open hedge contracts were $1.6 million.

     RGS and RG&E will adopt SFAS 133 - Accounting for Derivative Instruments and Hedging Activities as of January 1, 2001. See preceding discussion under
Note 1 of the Notes to Financial Statements.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:  See Exhibit Index below.

   (b)  Reports on Form 8-K:

              RGS Energy Group, Inc. -  None

              Rochester Gas and Electric Corporation - None



                             EXHIBIT INDEX



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


                            RGS ENERGY GROUP, INC.
                            ----------------------
                                 (Registrant)


Date: November 13, 2000          By       /s/ J.B. STOKES
                                     -------------------------
                                           J. Burt Stokes
                                     Senior Vice President and
                                       Chief Financial Officer


Date: November 13, 2000          By     /s/ WILLIAM J. REDDY
                                     -------------------------
                                          William J. Reddy
                                            Controller




                            ROCHESTER GAS AND ELECTRIC CORPORATION
                            --------------------------------------
                                        (Registrant)


Date: November 13, 2000           By      /s/ J.B. STOKES
                                     -------------------------
                                           J. Burt Stokes
                                       Senior Vice President,
                                         Corporate Services
                                     and Chief Financial Officer


Date: November 13, 2000           By    /s/ WILLIAM J. REDDY
                                     -------------------------
                                           William J. Reddy
                                     Vice President and Controller